Form 10-Q
period 2012-03-31
FIRST SOCIAL NETWORX CORP.
filed 2012-05-15
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-177785

FIRST SOCIAL NETWORX CORP.

(Exact name of registrant as specified in its charter)

Florida	45-3360079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Marilyn Stark

4625 Legacy Court, Sarasota, FL 34241-7147

                            941-266-4865

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,500,000 shares of common stock are issued and outstanding as of March 31, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 and Form S-1/A amendments thereto, for the fiscal year ended September 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Social Networx Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Balance Sheet

ASSETS
	As of
	March 31, 2012	September 30, 2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$33,456	$8,900
Total current assets	33,456	8,900

TOTAL ASSETS	$33,456	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
250,000,000 common shares authorized, $0.0001 par value;
11,500,000 and 9,000,000 shares issued and outstanding at
March 31, 2012 and September 30, 2011	1,150	900
Additional paid-in capital	45,350	8,100
Deficit accumulated during the development stage	(13,644)	(2,100)
Total Stockholders’ Equity	32,856	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,456	$8,900

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Operations

(unaudited)

			For the Period
			from Inception
	Three Months	Six Months	September 13, 2011
	Ended	Ended	to
	March 31, 2012	March 31, 2012	March 31, 2012
	Unaudited	Unaudited	Unaudited

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	7,651	7,659	7,759
Professional Fees	2,785	3,885	5,885

Loss Before Income Taxes	$(10,436)	$(11,544)	$(13,644)

Provision for Income Taxes	—	—	—

Net Loss	$(10,436)	$(11,544)	$(13,644)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	9,662,962	9,281,040	9,211,443

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 13, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.0001 per share (par value $0.0001) on September 13, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on September 13, 2011 to September 30, 2011	—	—	—	(2,100)	(2,100)
				—
Balance - September 30, 2011	9,000,000	900	8,100	(2,100)	6,900

Common shares issued to Investors for cash at $0.015 per share (par value $0.0001) on March 14, 2012	2,500,000	250	37,250	—	37,500

Net Loss for the period ended March 31, 2012	—	—	—	(11,544)	(11,544)

Balance - March 31, 2012	11,500,000	1,150	45,350	(13,644)	32,856

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

		For the Period
		from Inception
	Six Months	September 13, 2011
	Ended	to
	March 31, 2012	March 31, 2012
	Unaudited	Unaudited

OPERATING ACTIVITIES

Net Loss	$(11,544)	$(13,644)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(12,944)	(13,044)

FINANCING ACTIVITIES
Capital Stock issued for cash	37,500	46,500
Net cash provided by financing activities	37,500	46,500

INCREASE IN CASH AND CASH EQUIVALENTS	24,556	33,456

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,456	$33,456

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended March 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through March 31, 2012

(unaudited)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Florida on September 13, 2011.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company intends to develop an on-line social network community of new parents and caregivers that create a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime groups provide social benefits that include invaluable interaction between children that aid in the development of early social skills, language comprehension and school readiness. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation. We anticipate that our intended members will be loyal, come back weekly to monitor their playtime activity, refer others and provide feedback and testimonials about how the on-line social network community helps to influence these young families lives. The Company was incorporated on September 13, 2011 (Date of Inception) with its corporate headquarters located in Sarasota, FL and its year-end is September 30, 2011.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet emerged from its development stage, as not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Audited Financial Statements

For the Three Month Period Ended March 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through March 31, 2012

(unaudited)

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from September 13, 2011 (inception) through September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, of which this Prospectus is a part.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2012.  As of March 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Audited Financial Statements

For the Three Month Period Ended March 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through March 31, 2012

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of March 31, 2012.

RECENTLY ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through March 31, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Marilyn Stark , our CEO and sole Director, on  September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).

The Company sold 2,500,000 shares of our $.0001 par value common stock to a group of Investors on  March 14, 2012 for cash in the amount of $37,500 (per share price of $.015).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On September 13, 2011, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Audited Financial Statements

For the Three Month Period Ended March 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through March 31, 2012

(unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 4, 2012, which is the date these financial statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no such subsequent events to disclose.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

First Social Networx Corp. (the “Company”), a Florida corporation, was formed to intend to create a social playtime network community that helps parents reduce the amount of isolation and anxiousness while raising children and to help children interact with other children. The Company was incorporated on September 13, 2011 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is September 31, 2012. We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the six months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 7, 2011 the Company filed a Registration Form S-1 and also filed S-1/A  Amendments on December 19, 2011, January 25, 2012, and February 16, 2012 with the SEC.

Results of Operations

The Company did not generate any revenue during the three or six months ended March 31, 2012.

Total expenses for the three (3) and six (6) months ending March 31, 2012 were $10,436 and $11,544 resulting in an operating loss for the period of $11,544. Basic net loss per share amounting to $.00 for the three (3) and six months ending March 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six months ending March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012 we had working capital of $32,856 consisting of cash on hand of $33,456 as compared to working capital of $6,900 at September 31, 2011 and cash of $8,900.

Net cash used in operating activities for the six months ended March 31, 2012 was $12,944 as compared to $13,044 for the period from inception on September 13, 2011 through March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Social Networx Corp.

Date: May 14, 2012	BY: /s/ Marilyn Stark
Marilyn Stark
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer