Form 10-Q
period 2012-06-30
FIRST SOCIAL NETWORX CORP.
filed 2012-07-25
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,500,000 shares of common stock are issued and outstanding as of July 5, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 and amendments thereto, for the fiscal year ended September 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Social Networx Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Balance Sheet

ASSETS
	As of
	June 30, 2012	September 30, 2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$19,850	$8,900
Total current assets	19,850	8,900

TOTAL ASSETS	$19,850	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
250,000,000 common shares authorized, $0.0001 par value;
11,500,000 and 9,000,000 shares issued and outstanding at
June 30, 2012 and September 30, 2011, respectively	1,150	900
Additional paid-in capital	45,350	8,100
Deficit accumulated during the development stage	(27,250)	(2,100)
Total Stockholders’ Equity	19,250	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,850	$8,900

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Operations

(unaudited)

			For the Period
			from Inception
	Three Months	Nine Months	September 13, 2011
	Ended	Ended	to
	June 30, 2012	June 30, 2012	June 30, 2012
	Unaudited	Unaudited	Unaudited

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	11,899	19,557	19,657
Professional Fees	2,808	5,593	7,593

Loss Before Income Taxes	$(14,707)	$(25,150)	$(27,250)

Provision for Income Taxes	—	—	—

Net Loss	$(14,707)	$(25,150)	$(27,250)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	11,500,000	11,244,590

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 13, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.0001 per share (par value $0.0001) on September 13, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on September 13, 2011 to September 30, 2011	—	—	—	(2,100)	(2,100)
				—
Balance - September 30, 2011	9,000,000	900	8,100	(2,100)	6,900

Common shares issued to Investors for cash at $0.015 per share (par value $0.0001) on March 14, 2012	2,500,000	250	37,250	—	37,500

Net Loss for the period ended June 30, 2012	—	—	—	(25,150)	(25,150)

Balance - June 30, 2012	11,500,000	1,150	45,350	(27,250)	19,250

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

		For the Period
		from Inception
	Nine Months	September 13, 2011
	Ended	to
	June 30, 2012	June 30, 2012
	Unaudited	Unaudited

OPERATING ACTIVITIES

Net Loss	$(25,150)	$(27,250)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(26,550)	(26,650)

FINANCING ACTIVITIES
Capital Stock issued for cash	37,500	46,500
Net cash provided by financing activities	37,500	46,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,950	19,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,850	$19,850

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying auditors’ report and notes to the financial statements.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Month Periods Ended June 30, 2012 and for the Period from

September 13, 2011 (Date of Inception) through June 30, 2012

(unaudited)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Florida on September 13, 2011.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company intends to develop an on-line social network community of new parents and caregivers that create a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime groups provide social benefits that include invaluable interaction between children that aid in the development of early social skills, language comprehension and school readiness. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation. We anticipate that our intended members will be loyal, come back weekly to monitor their playtime activity, refer others and provide feedback and testimonials about how the on-line social network community helps to influence these young families lives. The Company was incorporated on September 13, 2011 (Date of Inception) with its corporate headquarters located in Sarasota, FL and its year-end is September 30.

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

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Month Periods Ended June 30, 2012 and for the Period from

September 13, 2011 (Date of Inception) through June 30, 2012

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2012.  As of June 30, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Month Periods Ended June 30, 2012 and for the Period from

September 13, 2011 (Date of Inception) through June 30, 2012

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of June 30, 2012.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through June 30, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Marilyn Stark, our CEO and sole Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).

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

FIRST SOCIAL NETWORX CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Month Periods Ended June 30, 2012 and for the Period from

September 13, 2011 (Date of Inception) through June 30, 2012

(unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated events subsequent through July 4, 2012, which is the date these financial statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no such subsequent events to disclose.

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

During the nine months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 7, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on December 19, 2011, January 25, 2012, and February 16, 2012 with the SEC.

Results of Operations

The Company did not generate any revenue during the three or nine months ended June 30, 2012.

Total expenses the three (3) and nine (9) months ending June 30, 2012 were $14,707 and $25,150 resulting in an operating loss for the period of $25,150. Basic net loss per share amounted to ($.00) for the three (3) and nine months ending June 30, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and nine months ending June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012 we had working capital of $19,250 consisting of cash on hand of $19,850 as compared to working capital of $6,900 at September 31, 2011 and cash of $8,900.

Net cash used in operating activities for the nine months ended June 30, 2012 was $25,150 as compared to $27,250 for the period from inception on September 13, 2011 through June 30, 2012.

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

As of June 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2013.

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

First Social Networx Corp.

Date: July 25, 2012	BY: /s/ Marilyn Stark
Marilyn Stark
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer