Form 10-K
period 2012-09-30
FIRST SOCIAL NETWORX CORP.
filed 2012-11-20
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-177786

First Social Networx Corp.

(Exact name of registrant as specified in its charter)

Florida	45-3360079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4625 Legacy Court, Sarasota Fl	34241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     941-266-4865

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes      [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes      [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $0 as of March 31, 2012.

As of September 30, 2012, there were 11,500,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

iii

PART I

Item 1.	Business.

Corporate Background

General

Our business and registered office is located at 4625 Legacy Court, Sarasota, FL, 34241. Our contact number is 941-266-4865.

On September 13, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On March 14, 2012, the Company sold 2,500,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2011 (file no.333-177786), as amended by Registration Statement on Form S-1/A on December 19, 2011, January 25, 2012, February 16, 2012, and declared effective on March 6, 2012.

As of September 30, 2012, First Social Networx Corp. had raised $37,500 through the sale of its common stock. There is $17,338 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On September 13, 2011, Ms. Marilyn Stark, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of September 30.

First Social was established to provide a social network community of new parents and caregivers that creates a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime provides social benefits that include invaluable interaction between children that aids in the development of early social skills, language comprehension and school readiness. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation.

The Company has not yet implemented its business model and to date has generated no revenues. First Social Networx Corp. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

First Social Networx Corp. is a development stage company, Playtime Social Network Community demographics is sought after by advertisers. There are over 4 million children born and these parents spend significant dollars / year. Of these parents, they are very likely to use the Internet for product information, advice or general information. Also parents normally go to the Internet before making a major buying decision. We intend to have a relationship with our members; we hope to be a choice for the businesses that wish to reach our intended demographics.

The company intends to sell services to industries that have a relevant message or existing practice for reaching young families. These include children’s retail, books, banks, insurance companies, pediatricians, hospital networks, early learning and development companies, relocation companies, baby food, health foods, dentists, travel, auto dealers, fitness groups, baby products, college savings plans and more.

The Vision

•	To manage an online platform that creates learning and social development for children and a support method for parents.

•	To build local communities with free and heightened subscription level intended upgrades.

•	To develop a network of targeted advertising and promotional opportunities for local, regional and national sponsors.

Opportunity

•	To develop an online platform on the web and on all viable search engines.

•	To reach a large market of new parents.

•	To develop specific content for new parents.

•	To keep its membership on a regular basis to manage events and share ideas and concerns on parenting.

We have not generated any revenue to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See “Management’s Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources”.

Competition

It is our belief that the only alternative to our company for parents to find playtime and manage it properly are provided on non-niche sites that don’t specifically cater to needs of these young families. We believe our company can be in a position to gain market share and innovate specifically for the needs of its young families.

Employees and Employment Agreements

We currently have one employee, our executive officer, Ms. Marilyn Stark who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Ms. Marilyn Stark’s services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

In the event our Company does not have adequate proceeds from this offering, our sole Officer and Director, Ms. Marilyn Stark, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Marilyn Stark will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Marilyn Stark’s commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

The Company does not currently owe Ms. Marilyn Stark any money as of the date of this registration statement, as Ms. Marilyn Stark’s monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which she has received founders stock. Future contributions by Ms. Marilyn Stark to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 4625 Legacy Court, Sarasota, FL  34241.

Item 1A.	Risk Factors.

BECAUSE WE HAVE NOT DEVELOPED A SOCIAL NETWORK SERVICE (WEBSITE CONTENT AND SOFTWARE DEVELOPMENT) OUR SOCIAL NETWORK SERVICE MAY NOT MATERIALIZE.

We have not developed a Social Network Service including website content and website software. We do not know the exact cost of its execution. In the case of a higher than expected cost of execution, we will not be able to offer our service. Furthermore, we may find problems in the process to develop a Social Network Service. If we are unable to execute the service, we will have to cease our operations, resulting in the complete loss of your investment.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospectus can be made. We were incorporated on September 13, 2011 and to date have been involved primarily in the development of our business plan. We have limited business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar service; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the Social Network Service and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

ADVERSE DEVELOPMENTS IN THE GLOBAL ECONOMY RESTRICTING THE CREDIT MARKETS MAY MATERIALLY AND NEGATIVELY IMPACT OUR BUSINESS.

The recent downturn in the world’s major economies and the constraints in the credit markets have heightened or could continue to heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to access credit facilities or obtain debt financing and could affect the ability of lenders to meet their funding requirements when we need to borrow. Further, in the uncertain event that a public market for our stock develops, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The current credit crisis in other countries, for example, and concerns over debt levels of certain other European Union member states, has increased volatility in global credit and equity markets. If we are unable to obtain credit or access capital markets, our business could be negatively impacted. For example, we may be unable to raise all or a portion the $475,000 that we estimate we will require to launch our business ($430,000 in addition to the maximum of $45,000 that we are seeking to raise through this offering).

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF FIRST SOCIAL NETWORX CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN.

In their audit report for the period ending September 30, 2012 and dated October 24, 2012, The Company has not yet emerged from its development stage, as not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

SINCE FIRST SOCIAL ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO GENERATING A PRODUCT FOR SALE, IT MAY NEVER ACHIEVE PROFITABILITY AND IF THECOMPANY CAN NOT ACHIEVE PROFITABILITY OR RAISE ADDITIONAL CAPITAL, IT MAY FAILRESULTING IN A COMPLETE LOSS OF YOUR INVESTMENT.

The Company must complete the business and marketing plans before any development can start on the design of the product suite. We believe we must raise an additional $475,000 (subsequent to this $45,000 capital raise) to pay for expenses associated with our development over the next 18 months. $475,000 (subsequent to this $45,000 capital raise) will be used to finance anticipated activities.

There is no history upon which to base any assumption as to the likelihood that the Company will be successful in creating a product. We cannot provide investors with any assurance that if we create a product, that we will be successful in attracting customers and have the ability to generate any revenue.  If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT.

We will require additional financing to sustain our business operations. Over the next 18 months, we anticipate needing at least $475,000 to complete the marketing and business plan and other operating expenses. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. If we don’t raise additional capital, our business will fail.

RISKS RELATED TO INVESTING IN OUR COMPANY

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR TERMINATION OF OUR OPERATIONS AND INVESTORS MAY LOOSE THEIR ENTIRE INVESTMENT.

We were incorporated on September 13, 2011 and we have not realized any revenues to date. We are an early entry stage company in a very competitive mobile services market. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business and you will lose your entire investment.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY AND THE VALUE OF THE INVESTMENT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by consumers of our services; fluctuations in the demand for our service the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small with very little working capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our services. We intend to generate revenue through the sale of our services. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Ms. Marilyn Stark, our sole officer and director, has other outside business activities and is devoting approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Stark, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS. IF THE COMPANY CEASES OPERATIONS, YOU WILL LOOSE YOUR INVESTMENT.

Because we are entirely dependent on the efforts of its sole officer and director, her departure or the loss of other key personnel in the future, could have a material adverse effect on the business. We believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COSTS WHICH WILL IMPACT PROFITABILITY AND MAY CAUSE US TO CEASE OPERATIONS IF WE RUN OUT OF CAPITAL.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in the Company structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

OUR SERVICES MAY NOT FIND ACCEPTANCE WITH THE NEW PARENTS AND CAREGIVERS COMMUNITY.

We are a new company with no established visibility or recognition in the New Parents and Caregivers Community. Since our brand is not established and our service is not going to be recognized within the industry, we may have trouble placing our service with new parents and caregivers: If we are not able to have our service sold to our marketplace and our intended services on our website, we may not be able to generate revenues and our business plan may fail.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH RELATIONSHIPS WITH BUSINESS AND CHANNEL PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILL FAIL.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to attract customers and generate revenues. We have no way to predict when we will begin delivering our services. In addition, it takes time, money, and resources to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS DUE TO CAPITAL CONSTRAINTS TO HELP GROW THE BUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT.

The Company’s management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

AVERAGE SELLING PRICES OF OUR PRODUCTS AND SERVICES MAY DECREASE, WHICH MAY HARM OUR GROSS MARGINS.

The average selling prices of our services may be lower than expected as a result of competitive pricing pressures and promotional programs. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our services may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new enhanced features and services that can be sold at higher gross margins.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR SERVICES AND IF WE FAIL TO DEVELOP, MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

Our ability to provide our products to enterprise and ecommerce businesses depends significantly on our ability to develop, maintain or enhance our strategic relationships with these potential customers. In the beginning of operations, there will be a marketing challenge for the Company.  The Company will need to create an identity, which will be newly formed; therefore, the company will be relatively unknown in the marketplace. Although the founder has significant experience and many contacts within the industry, she has worked in the industry for over 25 years First Social benefit from her experience.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, SO THE ONLY WAY IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN THIS COMPANY IS TO SELL THE STOCK IF AND ONLY IF A MARKET DEVELOPS.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation growth and expansion of our business. Therefore, the only way to liquidate your investment is to sell your stock.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES CREATING A POTENTIAL LOSS OF INVESTMENT.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser.  Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU WILL NOT BE ABLE TO SELL YOUR SHARES AND YOU MAY LOOSE YOUR INVESTMENT.

State Blue Sky laws may limit resale of the Shares. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.

Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company’s securities to be limited.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS OVER 78% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HER DECISIONS ARE CONTRARY TO THEIR INTERESTS.

The Company’s sole officer and director, Ms. Marilyn Stark owns over 78% of the outstanding shares.  As a result, he will maintain control of the Company and be able to choose all of our directors. Her interests may differ from those of other stockholders. Factors that could cause her interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time he is able to devote to the Company.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar service; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the Social Network Service and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR DOES NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A SOCIAL NETWORK COMPANY WE ARE A HIGH RISK INVESTMENT WHICH COULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Our Chief Executive Officer and Director does not have experience in developing a Social Network Service or in the development of a Website. Additionally, we currently have no customers or advertisers of our intended service. Therefore, without this experience, our management’s business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY.  IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our service. We intend to generate revenue through the sale of our services. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR SERVICES MAY NOT FIND ACCEPTANCE WITH THE NEW PARENTS AND CAREGIVERS COMMUNITY.

We are a new company with no established visibility or recognition in the New Parents and Caregivers Community. Since our brand is not established and our service is not going to be recognized within the industry, we may have trouble placing our service with new parents and caregivers: If we are not able to have our service sold to our marketplace and our intended services on our website, we may not be able to generate revenues and our business plan may fail.

BECAUSE THE COMPANY HAS 250,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY.

The Company has 250,000,000 authorized shares, of which only 11,500,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

INVESTING IN THE COMPANY IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT.

Purchasing the Company’s shares is highly speculative and involves significant risk. The shares should not be purchased by any person who cannot afford to lose their entire investment. The business and marketing plan of the Company is not completed, and it is possible that we would be unable to finish it. The Company’s shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The company does not own any real estate or other properties. The company’s office is located at 4625 Legacy Court, Sarasota, FL 34241, which is the sole officer’s residence. This office space is made available to us at no charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol FSCN. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2012
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of September 30, 2012, there are 11,500,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2012, there are 26 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Island Transfer, Inc., 15500 Roosevelt Boulevard, Suite 301, Clearwater Florida 33760, telephone number 727-289-0010.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Use of Proceeds

Offering Expenses:
Accounting fees	2,625
Legal fees	4,375
Printing	500
Transfer Agent	1,500
SUBTOTAL	9,000

Administrative Expenses:
State of Florida Reporting	150
SEC Reporting	3,250
SUBTOTAL	3,400

Service Development Expenses:
Investor Development	4,850
Marketing and Brand Activity	2,500
Consulting Fees	11,750
Computer/Network/Software	7,500
Web Design/Hosting	1000
Office Equipment	2,500
Working Capital	2,500
SUBTOTAL	32,600

GROSS PROCEEDS TOTAL	$45,000

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2012.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report

Overview

First Social Networx Corp. is a development stage company established to provide a social network community of new parents and caregivers that creates a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime provides social benefits that include invaluable interaction between children that aids in the development of early social skills, language comprehension and school readiness.

On September 13, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On March 14, 2012, the Company sold 2,500,000 shares of common stock to 25 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2011 (file no.333-177786), as amended by Registration Statement on Form S-1/A on December 19, 2011, January 25, 2012, February 16, 2012, and declared effective on March 6, 2012.

As of September 30, 2012, First Social had raised $37,500 through the sale of its common stock. There is $17,338 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of First Social Networx Corp. for the year ended September 30, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

The operating expenses increased from $2,100 for the year ended September 30, 2011 to $29,062 for the year ended September 30, 2012, an increase of 1,500%. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

We had a net loss before income taxes of $29,062 for the year ended September 30, 2012 compared to a net loss of $2,100 for the year ended September 30, 2011.

First Social has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012 reflects cash assets in the amount of $17,338 as compared to $8,900 in cash for the period from September 13, 2011 (inception) to September 30, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $29,062 for the year ended September 30, 2012 as compared to net loss of $2,100 for the period from September 13, 2011 (inception) to September 30, 2011. During the period from September 13, 2011 (inception) to September 30, 2012, the Company’s balance sheet reflected an accumulated deficit of $31,162.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $37,500 in a public offering on March 14, 2012. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end September 30, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Marilyn Stark, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $31,162 as of September 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012 or 2011, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Peter Messineo, CPA, our independent auditor, has audited our Financial Statements for the period from September 13, 2011 (date of inception) through September 30, 2012  He is our first auditor and we have had no disagreements with Messineo on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Item 9A.	Controls and Procedures.

Management’s Annual Report On Internal Control Over Financial Reporting

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

As of September 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of her services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Marilyn Stark	71	President and Director

Marilyn Stark has served as our President, Chief Executive Officer and our director since September 13, 2011.

Ms. Stark is our founder and has served as our sole officer and director since our inception. She also has extensive experience as a teacher and school administrator. Before relocating to Florida, Ms. Stark spent over thirty (30) years teaching first, fourth and fifth grade and children with special needs in Staten Island, New York. In addition to her teaching responsibilities, she selected the text books for the entire student population; she coordinated the school newspaper; taught in-service courses in science and math to teachers in the school district; and administered standardized mathematics, reading, and science tests. Ms. Stark received a Master of Arts degree in Elementary Education from Columbia University, New York and a Bachelor of Arts degree in Psychology and Elementary Education from Brooklyn College, New York.

Ms. Stark is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Marilyn Stark, 4625 Legacy Court. Sarasota, FL 34241. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to her or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

Item 11.	Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended September 30, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Marilyn Stark, President	2012	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on September 13, 2011.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of September 30, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended September 30, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Marilyn Stark, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Marilyn Stark * 4625 Legacy Court, Sarasota, FL 34241	9,000,000 shares President, Secretary, Treasurer, Director	78.3%

Common Stock	All officers and directors as a group	9,000,000	78.3%

* Mr. Stark serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2012 and September 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2012	September 30, 2011

(i) Audit Fees	$3,800	$2,000

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$3,800	$2,000

Audit Fees. The aggregate fees billed in each of the years ended September 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $3,800 and $2,000 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended September 30, 2012 and 2011.

Tax Fees. For the year ended September 30, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial and Accounting Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Social Networx Corp.

November 20, 2012	By:	/s/ Marilyn Stark
	Its:	Marilyn Stark Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marilyn Stark	November 20, 2012
Marilyn Stark
Its:	Principal Executive Officer, President and a Director

By:	/s/ Marilyn Stark	November 20, 2012
Marilyn Stark
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of First Social Networx Corp. required to be included in Items 8 and 15 are listed below:

First Social Networx Corp.

Audited Financial Statements for the years ended September 30, 2012 and 2011.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

First Social Networx Corp.

I have audited the balance sheets of First Social Networx Corp. as of September 30, 2012 and 2011 and the related statements of operation, changes in stockholders’ equity, and cash flows for the year ended September 30, 2012 and the periods September 13, 2011 (date of inception) through September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of First Social Networx Corp. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended September 30, 2012 and for the period September 13, 2011 (date of inception) through September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

October 24, 2012

First Social Networx Corp.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$17,338	$8,900
Accounts receivable	—	—
Total Current Assets	17,338	8,900

TOTAL ASSETS	$17,338	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,000	$2,000
Total Current Liabilities	2,000	2,000

TOTAL LIABILITIES	2,000	2,000

Stockholders’ Equity
Common stock: 250,000,000 authorized; $0.0001 par value 11,500,000 and 9,000,000 shares issued and outstanding	4,650	900
Additional paid in capital	41,850	8,100
Accumulated deficit during development stage	(31,162)	(2,100)
Total Stockholders’ Equity	15,338	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,338	$8,900

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Social Networx Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 13, 2011
	For the year Ended		(inception) through
	September 30,		September 30,
	2012	2011	2012

Revenues	$—	$—	$—

EXPENSES
Operating Expenses
Professional	8,905	2,000	10,905
General and administrative	20,157	100	20,257
Total operating expenses	29,062	2,100	31,162

Net loss from operations	(29,062)	(2,100)	(31,162)

NET LOSS	$(29,062)	$(2,100)	$(31,162)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,376,712	9,000,000

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Social Networx Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, September 13, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $.001 per share (par value $.0001) on September 13, 2011	9,000,000	900	8,100	—	9,000

Net loss	—	—	—	(2,100)	(2,100)

Balance, September 30, 2011	9,000,000	$900	$8,100	$(2,100)	$6,900

Common shares issued to Investor for cash at $.015 per share (par value $.0001) on March 14, 2012	2,500,000	3,750	33,750	—	37,500

Net loss	—	—	—	(29,062)	(29,062)

Balance, September 30, 2012	11,500,000	$4,650	$41,850	$(31,162)	$15,338

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Social Networx Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			September 13, 2011
	For the year ended		(inception) through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,062)	$(2,100)	$(31,162)
Adjustment to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	—	2,000	2,000
Net Cash Used in Operating Activities	(29,062)	(100)	(29,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	37,500	9,000	46,500
Net Cash Provided by Financing Activates	37,500	9,000	46,500

Net increase (decrease) in cash and cash equivalents	8,438	8,900	17,338
Cash and cash equivalents, beginning of period	8,900	—	—
Cash and cash equivalents, end of period	$17,338	$8,900	$17,338

Supplemental Cash Flow Information
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Social Networx Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Florida on September 13, 2011.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company intends to develop an on-line social network community of new parents and caregivers that create a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime groups provide social benefits that include invaluable interaction between children that aid in the development of early social skills, language comprehension and school readiness. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation. We anticipate that our intended members will be loyal, come back weekly to monitor their playtime activity, refer others and provide feedback and testimonials about how the on-line social network community helps to influence these young families’ lives. The Company was incorporated on September 13, 2011 (Date of Inception) with its corporate headquarters located in Sarasota, FL and its year-end is September 30, 2012.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

First Social Networx Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

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

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

First Social Networx Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through September 30, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Marilyn Stark, our CEO and sole Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).  On March 14, 2012, the company issued 2,500,000 shares of $.0001 par value common stock to 25 investors for cash in the amount of $37,500 (per share price of $.015).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

First Social Networx Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

NOTE 6. RELATED PARTY TRANSACTIONS

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

Property

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