Form 10-Q
period 2012-12-31
FIRST SOCIAL NETWORX CORP.
filed 2013-01-28
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,500,000 shares of common stock are issued and outstanding as of January 5, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Social Networx Corp.

(A Development Stage Company)

Balance Sheets

	As of
	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,598	$17,338
Total current assets	13,598	17,338

TOTAL ASSETS	$13,598	$17,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Common stock: 250,000,000 authorized; $0.0001 par value; 11,500,000 shares issued and outstanding.	4,650	4,650
Additional paid-in capital	41,850	41,850
Deficit accumulated during the development stage	(33,502)	(31,162)
Total Stockholders’ Equity	12,998	15,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,598	$17,338

The accompanying notes are an integral part of these Financial Statements.

First Social Networx Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period
	For the	For the	from Inception
	Three Months	Three Months	September 13,
	Ended	Ended	2011 to
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
Professional Fees	$600	$1,100	$11,505
General & Administrative	1,740	8	21,997

Loss Before Income Taxes	$(2,340)	$(1,108)	$(33,502)

Provision for Income Taxes	—	—	—

Net Loss	$(2,340)	$(1,108)	$(33,502)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	11,500,000	9,000,000

The accompanying notes are an integral part of these Financial Statements.

First Social Networx Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, September 13, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $.001 per share (par value $.0001) on September 13, 2011	9,000,000	900	8,100	—	9,000

Net loss	—	—	—	(2,100)	(2,100)

Balance, September 30, 2011	9,000,000	$900	$8,100	$(2,100)	$6,900

Common shares issued to Investor for cash at $.015 per share (par value $.0001) on March 14, 2012	2,500,000	3,750	33,750	—	37,500

Net loss	—	—	—	(29,062)	(29,062)

Balance, September 30, 2012 (Audited)	11,500,000	$4,650	$41,850	$(31,162)	$15,338

Net loss	—	—	—	(2,340)	(2,340)

Balance, December 31, 2012 (Unaudited)	11,500,000	$4,650	$41,850	$(33,502)	$12,998

The accompanying notes are an integral part of these Financial Statements.

First Social Networx Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			For the Period
	For the	For the	from Inception
	Three Months	Three Months	September 13,
	Ended	Ended	2011 to
	December 31,	December 31,	December 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net Loss	$(2,340)	$(1,108)	$(33,502)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	(1,400)	600
Net cash used in operating activities	(3,740)	(2,508)	(32,902)

FINANCING ACTIVITIES
Capital Stock issued for cash	—	—	4,650
Paid In Capital	—	—	41,850
Net cash provided by financing activities	—	—	46,500

Net increase (decrease) in Cash and Cash Equivalents	(3,740)	(2,508)	13,598

Cash and Cash Equivalents, Beginning of Period	17,338	8,900	—

Cash and Cash Equivalents, End of Period	$13,598	$6,392	$13,598

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these Financial Statements.

First Social Networx Corp.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended December 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through December 31, 2012 (unaudited)

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

First Social Networx Corp.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended December 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through December 31, 2012 (unaudited)

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from September 13, 2012 (inception) through September 30, 2012 and notes thereto contained in the information filed as part of the 10K.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2012.  As of December 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

First Social Networx Corp.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended December 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through December 31, 2012 (unaudited)

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of December 31, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through December 31, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

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

First Social Networx Corp.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended December 31, 2012 and for the Period from

September 13, 2011 (Date of Inception) through December 31, 2012 (unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated events subsequent through December 31, 2012, which is the date these financial statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no such subsequent events to disclose.

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

During the nine months of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 7, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on December 19, 2011, January 25, 2012, and February 16, 2012 with the SEC.

The Company did not generate any revenue during the three months ended December 31, 2012.

Total expenses the three (3) months ended December 31, 2012 were $2,340 resulting in an operating loss for the period of $2,340. Basic net loss per share amounted to ($.00) for the three (3) months ending December 31, 2012.

General and Administrative expenses consisted of filing and professional fees for the three (3) months ending December  31, 2012.

Liquidity and Capital Resources

At December 31, 2012 we had working capital of $12,998 consisting of cash on hand of $13,598 as compared to working capital of $15,338 at September 31, 2012 and cash of $17,338.

Net cash used in operating activities for the three months ended December 31, 2012 was $3,740 as compared to $32,902 for the period from inception on September 13, 2011 through December 31, 2012.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

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

First Social Networx Corp.

Date: January 28, 2013	BY: /s/ Marilyn Stark
Marilyn Stark
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer