Form 10-Q
period 2013-03-31
Moxian Group Holdings, Inc.
filed 2013-05-15
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-177786

MOXIAN GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-3360079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit No. 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T.,
Kowloon, Hong Kong

                           (852) 2723-8638
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of May 15, 2013 the registrant had 23,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN GROUP HOLDINGS, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2013

 (Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

PAGES

UNAUDITED BALANCE SHEETS	F-1

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F-2

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-3

UNAUDITED STATEMENTS OF CASH FLOWS	F-4

NOTES TO UNAUDITED FINANCIAL STATEMENTS	F-5 to F-10

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED BALANCE SHEETS
(Stated in US Dollars)

	As of
	31-Mar-13	30-Sep-12
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$17,338
Total current assets	-	17,338

TOTAL ASSETS	$-	$17,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$1,026	$2,000
Total liabilities	1,026	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Common stock: 250,000,000 authorized; $0.0001 par value;
11,500,000 shares issued and outstanding.	4,650	4,650
Additional paid-in capital	41,850	41,850
Deficit accumulated during the development stage	(47,526)	(31,162)
Total Stockholders’ Equity	(1,026)	15,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$(1,026)	$17,338

See accompanying notes to financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

					For the Period
	For the	For the	For the	For the	from Inception
	Three Months	Three Months	Six Months	Six Months	September 13,
	Ended	Ended	Ended	Ended	2011 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional Fees	$1,026	$2,785	$1,626	$3,885	$12,531
General & Administrative	12,998	7,651	14,738	7,659	34,995

Loss Before Income Taxes	$(14,024)	$(10,436)	$(16,364)	$(11,544)	$(47,526)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(14,024)	$(10,436)	$(16,364)	$(11,544)	$(47,526)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	11,500,000	9,000,000	11,500,000	9,000,000

See accompanying notes to financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-
Common shares issued to Founder for cash at $.001 per share (par value $.0001) on 13-Sep-11	9,000,000	900	8,100	-	9,000

	-	-	-	(2,100)	(2,100)

Balance, September 30, 2011	9,000,000	$900	$8,100	$(2,100)	$6,900

Common shares issued to Investor for cash at $.015 per share (par value $.0001) on 14-Mar-12	2,500,000	3,750	33,750	-	37,500

Net loss	-	-	-	(29,062)	(29,062)

Balance, September 30, 2012 (Audited)	11,500,000	$4,650	$41,850	$(31,162)	$15,338

Net loss	-	-	-	(14,024)	(14,024)

Balance, March 31, 2013 (Unaudited)	11,500,000	$4,650	$41,850	$(47,526)	$(1,026)

See accompanying notes to financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

			For the Period
	For the	For the	from Inception
	Six Months	Six Months	September 13,
	Ended	Ended	2011 to
	March 31,	March 31,	March 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net Loss	$(16,364)	$(11,544)	$(47,526)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(974)	(1,400)	1,026
Net cash used in operating activities	(17,338)	(12,944)	(46,500)

FINANCING ACTIVITIES
Capital Stock issued for cash	-	-	4,650
Paid In Capital	-	-	41,850
Net cash provided by financing activities	-	-	46,500

Net increase (decrease) in Cash and Cash Equivalents	(17,338)	24,556	-

Cash and Cash Equivalents, Beginning of Period	17,338	8,900	-

Cash and Cash Equivalents, End of Period	$-	$33,456	$-

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Moxian Group Holdings, Inc. (the “Company”), formerly First Social Networx Corp., was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.”

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is September 30.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since September 13, 2011 (inception), the Company has no revenue and has incurred an accumulated deficit of $47,526.

The Company is currently devoting its efforts to develop social networking website and through which to generate servicing income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the financial statements.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Website Development Costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party and directors.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred. Web-site development costs related to the customers are charged to cost of sales.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through March 31, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

4.	Shareholders’ equity

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Marilyn Stark (the “Stark”), our former CEO and former sole Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).

The Company sold 2,500,000 shares of our $.0001 par value common stock to a group of Investors on March 14, 2012 for cash in the amount of $37,500 (per share price of $.015).

On February 27, 2013, Stark entered into a Securities Purchase Agreement with (the “Purchase Agreement”) with three accredited investors (the “Purchasers”), pursuant to which Stark sold to the Purchasers her 9,000,000 shares of common stock, par value, $.0001 per share of the Company.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

5.	Commitments and contingencies

There has been no legal proceeding in which the Company is a party during the period from October 1, 2012 to March 31, 2013.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Subsequent Events

On April 16, 2013, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.”, (ii) increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 500,000,000 shares and additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share, and (iii) implement a 20 for 1 forward stock split of its issued and outstanding Common Stock (the “Forward Split”). As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

On April 25, 2013, the Company entered into a Share Exchange Agreement with Moxian BVI and Medicode Group Limited, the sole stockholder of Moxian BVI (the “Moxian Stockholder”) (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on April 25, 2013, the Moxian Stockholder transferred 100% of the equity interests of Moxian BVI held by it to the Company, in consideration for an aggregate of 105,000,000 newly issued shares of our Common Stock. The shares of our Common Stock received by the Moxian Stockholder in such transactions constitute approximately 45.65% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the period from October 1, 2012 to March 31, 2013.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) Moxian Group Holdings, Inc., a Florida corporation,(ii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”),(iii) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (iii) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and (iv) Moxian Malaysia SDN BHD (“Moxian Malaysia”)

Overview

The Company engages in the business of providing a social marketing and promotion platform to merchants who desire to promote their businesses through online social media. Our products and services aim to enhance the interaction between users and merchant clients by allowing merchant clients to study consumer behavior through data compiled from our database of users’ activities. We design our products and services to allow our merchant clients to run advertisement campaigns and promotions to target their customers. Our platform is also designed and built to entice users to return and to encourage new consumer users to subscribe our website.

We are currently at development stage. Our primary activities have been the designing and developing and development of our products and services, negotiating strategic alliances and other agreements, and raising capital. We have not commenced our principal operations, nor have we generated any revenues.

Since our inception, as of September 30, 2012 and March 31, 2013, our accumulated deficits were $31,162 and $47,526, respectively, our stockholders’ equity (deficiency) was $15,338 and ($1,026) respectively. We have not yet generated revenues and our losses have principally been operating expenses administrative and other operating expenses. We expect to begin to generate revenue towards the end of this year.

Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Net Sales

The Company did not generate any revenue during the three months ended March 31, 2013 or the three months ended March 31, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and the three months ended March 31, 2012 were $14,024 and $10,436, respectively. The expenses consisted of filing, professional fees and other general expenses.

Net Loss

Net loss for the three months ended March 31, 2013 and the three months ended March 31, 2012 were $14,024 and $10,436, respectively.  Basic and diluted net loss per share amounted to $0.00 for the three months ended March 31, 2013 and the three months ended March 31, 2012.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012

Net Sales

The Company did not generate any revenue during the six months ended March 31, 2013 or for the six months ended March 31, 2012.

Operating Expenses

Operating expenses for the six ended March 31, 2013 and for the six months ended March 31, 2012 were $16,364 and $11,544, respectively. The expenses consisted of filing, professional fees and other general expenses.

Net Loss

Net loss for the six months ended March 31, 2013 and for the six months ended March 31, 2012 were $16,364 and $11,544, respectively.  Basic and diluted net loss per share amounted to $0.00 for the six months ended March 31, 2013, and for the six months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013 we had working capital of ($1,026) consisting of cash on hand of nil as compared to working capital of $15,338 at September 30, 2012 and cash of $17,338.

Net cash used in operating activities for the six months ended March 31, 2013 was $17,338 as compared to $12,944 for the six months ended March 31, 2013. The cash used in operating activities are mainly for filing, professional fees and other general expenses.

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business.

Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Current Report in Item 9.01 for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moxian Group Holdings, Inc.

Date: May 15, 2013	BY:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer