Form 10-Q/A
period 2013-03-31
Moxian Group Holdings, Inc.
filed 2013-06-04
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1
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

As of May 15, 2013, the registrant had 230,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No.1 to the Quarterly Report of Moxian Group Holdings, Inc. (the “Company”) on Form 10-Q/A for the quarter ended March 31, 2013 is being filed to only correct a clerical error on the cover page of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, which was filed with Securities and Exchange Commission on May 15, 2013 (the “Quarterly Report”).

Except as described above, no other parts of the Quarterly Report are being amended.

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

Moxian Group Holdings, Inc.

Date: June 4, 2013	BY:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer