Form 10-Q
period 2013-06-30
Moxian Group Holdings, Inc.
filed 2013-07-22
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 22, 2013 the registrant had 230,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN GROUP HOLDINGS, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2013

 (Stated in US Dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 13

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	June 30, 2013	Sept 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,122	$17,338
Accounts receivable	94,860	-
Prepayments, deposits and other receivables	69,014	-
Total current assets	323,996	17,338
Property and equipment, net (Note 3)	173,447	-
TOTAL ASSETS	$497,443	$17,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$39,379	$2,000
Loans from a shareholder (Note 4)	706,791	-
Total current liabilities	746,170	2,000
Total liabilities	$746,170	$2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Common Stock*: 500,000,000 and 250,000,000 authorized in June 30, 2013 and September 30, 2012, respectively; $0.0001 par value; 230,000,000 shares issued and outstanding	23,000	4,650
Additional paid-in capital	23,500	41,850
Deficit accumulated during the development stage	(297,277)	(31,162)
Accumulated other comprehensive income	2,050	-
Total stockholders’ (deficit) equity	(248,727)	15,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,443	$17,338

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	three Months	three Months	nine Months	nine Months	September 13,
	ended	ended	ended	ended	2011 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues, net	$97,385	$-	$97,385	$-	$97,385

Cost and expenses
Cost of sales	1,082	-	1,082	-	1,082
Depreciation and amortization expenses	11,088	-	11,088	-	11,088
Selling, general and administrative expenses	334,967	14,707	351,331	25,150	382,493
Loss from operations	(249,752)	(14,707)	(266,116)	(25,150)	(297,278)

Other income
Interest income	1	-	1	-	1
Loss before income tax	(249,751)	(14,707)	(266,115)	(25,150)	(297,277)

Income tax expenses	-	-	-	-	-
Net loss and comprehensive loss	$(249,751)	$(14,707)	$(266,115)	$(25,150)	$(297,277)

PER SHARE DATA: (note 6)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	230,000,000	230,000,000	230,000,000	224,891,800

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock		paid in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00005 per share (par value $.0001) on September 13, 2011	180,000,000	18,000	-	(9,000)	-	9,000

Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	180,000,000	$18,000	$-	$(11,100)	$-	$6,900

Common shares issued to Investor for cash at $.00075 per share (par value $.0001) on March 14, 2012	50,000,000	5,000	23,500	9,000.00	-	37,500

Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012 (Audited)	230,000,000	$23,000	$23,500	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder on April 25, 2013	(105,000,000)	(10,500)	-	-	-	(10,500)

Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	105,000,000	10,500	-	-	-	10,500

Net loss	-	-	-	(266,115)	-	(266,115)

Foreign currency adjustment	-	-	-	-	2,050	2,050

Balance, June 30, 2013 (Unaudited)	230,000,000	$23,000	$23,500	$(297,277)	$2,050	$(248,727)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			For the period
	For the	For the	from inception
	nine months	nine months	September 13,
	ended	ended	2011 to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING ACTIVITIES
Net loss	$(266,115)	$(25,150)	$(297,277)
Depreciation and amortization expense	1,082	-	1,082
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(94,860)	-	(94,860)
(Increase) decrease in deposits, prepayments and other receivables	(69,014)	-	(69,014)
Increase (decrease) in accounts payable and accrued liabilities	37,379	(1,400)	39,379
Net cash used in operating activities	(391,528)	(26,550)	(420,690)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(174,529)	-	(174,529)
Net cash provided by investing activities	(174,529)	-	(174,529)

FINANCING ACTIVITIES
Loan borrowings	706,791	-	706,791
Capital stock issued for cash	-	37,500	4,650
Paid In capital	-	-	41,850
Net cash provided by financing activities	706,791	37,500	753,291

Effect of foreign currency translation	2,050	-	2,050
Net increase in cash and cash equivalents	140,734	10,950	158,072
Cash and cash equivalents, beginning of period	17,338	8,900	-
Cash and cash equivalents, end of period	$160,122	$19,850	$160,122

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Moxian Group Holdings, Inc. (the “Company”), formerly First Social Networx Corp., was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (“Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

Moxian Group Limited (“Moxian BVI”) was incorporated on July 3, 2012 under the laws of British Virgin Islands. Medicode Group Limited owned 100% equity interests of Moxian BVI prior to the closing of a Share Exchange Agreement, dated April 25, 2013 among the Company, Moxian BVI and Medicode Group Limited (the “Share Exchange Agreement”).

Moxian (Hong Kong) Limited (“Moxian HK”) was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary since February 14, 2013. Moxian HK is currently engaged in the business of online social media. Moxian HK operates through two wholly-owned subsidiaries: Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”) and Moxian Malaysia SDN BHD (“Moxian Malaysia”).

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and was engaged in the business of internet technology, computer software, commercial information consulting, etc.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT services and media advertising industry.

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s consolidated financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is September 30.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since September 13, 2011 (inception), the Company has revenue of $97,385 and has incurred an accumulated deficit of $47,526.

The Company is currently devoting its efforts to develop social networking website and through which to generate servicing income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Website development costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs.”  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third parties.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred. Web-site development costs related to the customers are charged to cost of sales.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Plant and Equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computers	3 years
Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Recently issued accounting pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Property and equipment, net

	As of
	June 30, 2013	Sept 30, 2012
	(Unaudited)	(Audited)

Computers	$65,424	$-
Office equipment	15,563	-
Furniture and fixtures	56,233	-
Leasehold improvements	47,300	-
Total property and equipment	184,520	-
Less: accumulated depreciation and amortization	(11,073)	-
Total property and equipment, net	$173,447	$-

The depreciation expenses for the nine months period ended June 30, 2013 and 2012 were $11,088 and nil, respectively.

4.	Loans from a shareholder

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are as follows:

Repayment due date	Principal
April 29, 2014	$75,952
March 30, 2014	12,928
May 30, 2014	80,800
April 17, 2014	13,052
January 24, 2014	77,340
May 19, 2014	5,801
May 22, 2014	100,284
May 30, 2014	100,284
April 29, 2014	147,033
April 29, 2014	93,317
$706,791

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity

Prior to April 16, 2013, the authorized capital stock of the Company consisted of 250,000,000 shares of Common Stock with a par value of $0.0001.  The Company issued 9,000,000 shares of our Common Stock to Marilyn Stark (the “Stark”), our former CEO and former sole Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).

The Company sold 2,500,000 shares of Common Stock to a group of Investors on March 14, 2012 for cash in the amount of $37,500 (per share price of $.015).

On February 27, 2013, Stark entered into a Securities Purchase Agreement with (the “Purchase Agreement”) with three accredited investors (the “Purchasers”), pursuant to which Stark sold to the Purchasers her 9,000,000 shares of Common Stockof the Company.

On April 16, 2013, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.,” (ii) increase the total authorized shares of Common Stock from 250,000,000 shares to 500,000,000 shares and additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share, and (iii) implement a 20-for-1 Forward Split. As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

On April 25, 2013, the Company entered into a Share Exchange Agreement with Moxian BVI and Medicode Group Limited, the sole stockholder of Moxian BVI (the “Moxian Stockholder”).  Pursuant to the Share Exchange Agreement, on April 25, 2013, the Moxian Stockholder transferred 100% of the equity interests of Moxian BVI held by it to the Company, in consideration for an aggregate of 105,000,000 newly issued shares of our Common Stock. The shares of our Common Stock received by the Moxian Stockholder in such transactions constitute approximately 45.65% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Earnings per share

The following table sets forth the computation of basic and diluted net income per common share:

	For the	For the
	nine months	nine months
	ended	ended
	June 30, 2013	June 30, 2012

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(266,115)	$(25,150)

Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	230,000,000	224,891,800
Dilutive shares	-	-
Diluted	230,000,000	224,891,800

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through June 30, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 to June 30, 2013.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5% in 2013. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset.

Moxian Shenzhen was incorporated in the People’s Republic of China.  Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 to June 30, 2013.

Moxian Malaysia was incorporated in Malaysia.  Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 to June 30, 2013.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.	Commitments and contingencies

There has been no legal proceeding in which the Company is a party during the period from October 1, 2012 to June 30, 2013.

9.	Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the period from October 1, 2012 to June 30, 2013.

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

We are currently at development stage. Our primary activities have been the designing and developing and development of our products and services, negotiating strategic alliances and other agreements, and raising capital. We have not commenced our principal operations, nor have we generated any significant revenues.

Since our inception, as of September 30, 2012 and June 30, 2013, our accumulated deficits were $31,162 and $297,211, respectively. Our stockholders’ equity (deficiency) as of September 30, 2012 and June 30, 2013 was $15,338 and ($248,726), respectively. We have so far generated $94,860 in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses. We are expecting to grow more business to generate more revenue towards the end of this year.

Results of Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Gross Revenues

The Company made sales revenues of $97,385 in the three months ended June 30, 2013 compared to nil being generated in the three months ended June 30, 2012.

The Company sales revenue of $97,385 in the three months ended June 30, 2013 comes from two major customers who subscribed to acquire regional district agency in Malaysia to sign up merchants to use our MO-Promo platform. Regions being subscribed by the two customers are Malacca and Sarawak. In our efforts to acquire these subscribers, the costs of $1,082 consist of mainly domain name registration fees and acquiring window and car stickers for advertising purposes.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and the three months ended June 30, 2012, were $334,967 and $14,707 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended June 30, 2013 and the three months ended June 30, 2012 were $249,751 and $14,707, respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended June 30, 2013 and the three months ended June 30, 2012.

Nine months ended June 30, 2013 compared with nine months ended June 30, 2012

Gross Revenues

The Company generated sales revenues of $97,385 in the nine months ended June 30, 2013 compared to nil being generated in the nine months ended June 30, 2012.

The Company sales revenue of $97,385 in the nine months ended June 30, 2013 comes from two major customers who subscribed to acquire regional district agency in Malaysia to sign up merchants to use our MO-Promo platform. Regions being subscribed by the two customers are Malacca and Sarawak. In our efforts to acquire these subscribers, the costs of $1,082 consist of mainly domain name registration fees and acquiring window and car stickers for advertising purposes.

Operating Expenses

Operating expenses for the nine months ended June 30, 2013 and the nine months ended June 30, 2012, were $351,331 and $25,150, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

Net Loss

Net loss for the nine months ended June 30, 2013 and for the nine months ended June 30, 2012 were $266,115 and $25,150, respectively. Basic and diluted net loss per share amounted to ($0.00) for the nine months ended June 30, 2013 and the nine months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had working capital of ($422,174) consisting of cash on hand of $160,122 as compared to working capital of $17,338 and our cash of $17,338 at September 30, 2012.

Net cash used in operating activities for the nine months ended June 30, 2013 was $391,528 as compared to $26,550 for the nine months ended June 30, 2012. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2013.

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

Moxian Group Holdings, Inc.

Date: July 22, 2013	BY:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer