Form 10-K
period 2013-09-30
Moxian Group Holdings, Inc.
filed 2013-12-27
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-177786
MOXIAN GROUP HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	45-3360079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit No. 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong	(606) 928-1131
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                              Accelerated filer ☐
Non-accelerated filer ☐                                                                Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37,500.

As of December 27, 2013, the number of shares of the registrant’s common stock outstanding was 230,000,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of the Company, Moxian BVI, Moxian HK, Moxian Shenzhen and Moxian Malaysia.
●	“Common Stock” refers to the common stock, par value $.0001, of the Company;
●	“HK” refers to the Hong Kong;
●
“Moxian” refers to, collectively, (i) Moxian Group Holdings, Inc., a Florida corporation, (ii) Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”), (iii) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (iv) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and (v) Moxian Malaysia SDN BHD (“Moxian Malaysia”).

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). References to “RM” are to the Malaysian Ringgit (also known as “MYR”). According to the currency exchange website www.xe.com, as of December 26, 2013, US$1.00 = 6.06256 yuan; 1 yuan= US$0.164947; US $1.00 = 3.2935RM; 1 RM = US $0.3036.

PART I

ITEM 1. BUSINESS

Introduction

Moxian Group Holdings, Inc. (“Moxian Holdings,” the “Company,” “we,” “our,” or “us”), formerly First Social Networx Corp., was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On April 25, 2013, pursuant to a Share Exchange Agreement, the Company completed a reverse acquisition of Moxian BVI and its wholly-owned subsidiaries, including Moxian HK, Moxian Shenzhen and Moxian Malaysia (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. The Company is currently in the business of IT Services and Media Advertising industry in various regions.

Moxian BVI was incorporated on July 3, 2012 under the laws of British Virgin Islands. Moxian HK was incorporated on January 18, 2013 and became Moxian BVI’s subsidiary since February 14, 2013. Moxian HK is currently engaged in the business of online social media and will launch its business in China and Malaysia.

Moxian Shenzhen was invested and wholly owned by Moxian HK. Moxian Shenzhen was incorporated on April 8, 2013 and will be engaged in the business of internet technology, computer software, commercial information consulting, etc.

Moxian Malaysia was incorporated on March 1, 2013 and became Moxian HK’s subsidiary since April 2, 2013. Moxian Malaysia is conducting its business in IT Services and Media Advertising industry.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our web site address is www.moxian.com.  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Our Business

General Development and Operation Plan

Moxian is a social network platform that integrates social media and business into one single platform. We utilize our website as a social media to promote our clients’ business and assist our clients to find consumers online and bring them into real-world stores. In Moxian, our registered consumer users can share photos, post messages in their timeline, and most importantly, interact with our merchant clients to receive up-to-date offers or deals through both the web and mobile applications. Through the Moxian Platform, the brand merchants and retailers will increase their in-store sales by attracting more consumers through their online advertisement and promotions.

Moxian Platform provides great opportunities for our merchant clients and consumer users. We offer different types of products for our merchant clients to advertise through our website, www.moxian.com, and enable them to leverage our unique combination of reach, social context and engagement. Therefore, our merchant clients are able to maximize the growth of their businesses. On the other hand, we build up most useful tools that enable consumer users to connect, share, discover, and communicate with each other and our consumer users can maximize the value of using our website through obtaining rewards and buying deals from our merchant clients.

Moxian intends to launch its business in Malaysia and China, and will mainly runs its operation and conducts marketing activities in Eastern and Southeastern Asian countries and districts, such as Singapore, Malaysia, Indonesia, Philippine, India, Thailand, Brunei, Vietnam, Taiwan during the first three years from the year of 2013.

Our Users

Users of Moxian consist of the following two categories:

●
Merchant clients – we provide our merchant clients with both free and paid accounts. For free accounts, merchant clients can obtain a Do It Yourself webpage for business promotion activities only. For paid accounts, after the merchant clients purchase one of our MO-Tube packages (as described below), they are allowed to issue MO-Points to our consumer users, post the contents of their products and services at MO-Promo e-catalog sites, promote their products and services on the mobile directory listing, display advertisements on Moxian main page and on the timeline of their web pages.

●
Consumer users, or MO-Pals in the language of Moxian website – Moxian offers free service for MO-Pals. MO-Pals can sign up a Moxian account for free, invite friends and family members, meet new groups, share stories, photos and videos, send micro-blog messages, play online games and earn MO-Points from Moxian and its affiliated merchants.

Our Products

MO-Promo Platform

Moxian designed and developed a social marketing platform, branded as “MO-Promo,” which serves as an online sale promotion website for our clients’ businesses. It is a social marketing platform consists of the following components: (a) Social Customer Relationship Management (SCRM) system, (b) MO-Points, (c) online games, (d) a social networking website known as MO-Zone and (d) Social Loyalty Program that is rewarding MO-Pals as users or customers who are using MO-Points. Moxian’s registered consumer users can access the online stores by visiting “MO-Promo” at www.moxian.com. In Mo-Promo, they will be rewarded with MO-Points for free through playing games and wining prizes that are sponsored by Moxian and merchant clients. Therefore, the registered consumer users are encouraged to visit our website and the online stores. Our merchant clients can also advertise, run marketing campaigns and learn about their customers through our MO-Promo Platform. Below are the detailed descriptions of Mo-Promo Platform.

SCRM System

The Social Customer Relationship Management (“SCRM”) system enables our merchant clients to interact with their consumers and better understand the needs of the consumer users. SCRM combines the work of people including market researchers, PR staff, marketing teams, and sales teams. It is a platform for the merchants to connect to their business partners and existing/prospective consumers (our subscribers). Our SCRM system allows merchant clients to find insights into a brand's overall visibility through interactions and communications of consumer users in Moxian so that they can identify opportunities for engagement, assess competitor’s activities, and be alerted to impending crises. Our SCRM monitoring tools can glean quantitative and qualitative responses to advertising campaigns for promotions, illuminate opportunities to improve one’s brand, uncover significant unmet customer needs, and identify people who may be highly predisposed to a brand or a product. Our SCRM system also provides valuable information about emerging trends and consumers’ opinions on specific topics, brands or products.

MO-Points

MO-Points are the electronic points in the Moxian Social Loyalty Program. The registered users can use MO-Points to (i) play games to win rewarding prizes at our Incentive Games Center because some games need to be activated with MO-Points, and (ii) claim rewards or gifts from Moxian or Moxian’s merchant clients. There are multiple ways of earning MO-Points. The registered users can receive MO-Points by: (i) playing our online games, (ii) making purchases at Moxian merchant clients’ stores, or (iii) referring their friends or family to Moxian’s merchant clients (including sharing photos, submitting comments, sending messages, etc.). MO-Points cannot be transferred, gifted, resold or exchanged for cash or products.

Moxian currently provides 500 MO-Points to its merchant clients with no charge (the “Trial MO-Points”) when they first sign up for Moxian’s service packages. The merchant clients may promote the sales of their own businesses by rewarding those users who purchase the products and services from such merchants’ offline stores with MO-Points. Because of the rewards of MO-Points, the customers of such Moxian merchants will have incentives to return for additional purchase or to disseminate the information regarding such Moxian merchants. If a Moxian’s merchant client gives out all the Trial MO-Points and it decides to continue marketing itself by utilizing the MO-Promo Platform, such merchant client will need to pay for the full Moxian’s service packages, which offer MO-Points ranging from 3,000 to 10,000 points.

Social Loyalty Program

Moxian Social Loyalty Program is a system which encourages registered consumer users to spend MO-Points and return to the MO-Promo Platform. We encourage our users to return to Moxian through rewarding users with reward prizes for ‘spending’ MO-Points in Incentive Game Center. The registered users, after spending MO-Points, will feel necessary to make additional purchases from our client merchants, to play more Moxian online games, and to use Moxian social media platform in order to obtain more MO-Points. This tactic creates the sought-after customer loyalty for our merchant clients, and provides a long-term financial benefit to our clients’ businesses by creating loyal returning customers. They can also promote specific products through providing reward points in such specific products. These promotion methods are at very low costs. Therefore, Social Loyalty Program is a great fit for small to medium business owners with limited resources to increase their revenue by rewarding their frequent customers for their purchases and thus increase their revenue.

Online Games

Our online games consist of two categories: (i) Incentive Game Center (“Incentive Game Center”) such as MO-Bid, MO-Grab, MO-Chess that encourages users to play and win give-away prizes, which are either sponsored by Moxian or its merchant clients; and (ii) other online games, known as MO-Puzzle games, enables the users to play for fun and earn MO-Points. The online games are part of the social media platform that attracts the consumer users to visit our website.

MO-Zone

MO-Zone permits Moxian consumer users to share photos, write diaries, exchange information, watch video clips, and communicate with each other. Every user can design MO-Zone to his or her own taste. It is also the social networking site where Moxian consumer users can share their shopping experiences.

Moxian Advertisement

The merchant clients can advertise their products or service through posting banners or different types of advertisements in Moxian. In addition, the clients can create their own Moxian page. In their page, they can specify a title, content, image, and to which a user is directed if he or she clicks on the page. They can present their products and service on the page, and post any discount information or any activities in the physical stores regarding their new products. The merchant clients can further engage their intended audiences by incorporating social context with their marketing messages. Social context includes actions a user’s friends have taken, such as visible history when the user’s friend has visited the merchants’ web page. With the social context, the merchants can highlight the interactions of a user’s friends with a brand or product.

Moxian Mobile Applications

Moxian mobile applications provide its consumer users another approach to experience our website. Moxian currently provides its platform on both Apple-based products (iOS) and Android-based products. They can be downloaded for free at official market place centers (App Store and Google Play). Our mobile application allows users to redeem points, use social media features such as checking in to the application, sharing photos, having a shortcut to the MO-Promo platform, and using our MO-Points to purchase or bid items at the MO-Promo platform.

Our Website Feature

The most significant feature of Moxian is that we develop insights into social conversations and behaviors, level of engagement, influence, and activities of our registered users, or MO-Pals. We analyze the profiles of MO-Pals. Each time a MO-Pal redeems MO-Points, a message will appear in the user’s timeline page. Therefore, we can record the occurrence and analyze the data, including age, gender, marital status, and race. The MO-Pals’ preference in buying different brands of products is also recorded in their social profile, as well as their direct communications with their contacts. Because we provide merchant clients with the valuable information from our analysis, our clients will be able to send the right messages to the right people; therefore, they can market their products or services more effectively.

MO-Tube Packages

We provide the basic features of MO-Promo Platform for all merchant clients for free. Such free packages include the basic SCRM features with 500 Trial MO-Points offered. In order to make use of all the MO-Promo features, merchant clients will have to purchase MO-Tube packages at various prices. Under our MO-Tube packages, the merchant clients can make use of the full SCRM features, advertise on our websites, and conduct online activities to their targeted customers and thus boost the offline sales.

After subscribing for the MO-Tube packages, the merchant clients will have access to more detailed data of the consumer users who have made a purchase at our merchant offline shop previously. In addition, MO-Points are allocated to our clients according to the different MO-Tube packages they subscribed. As an incentive to boost more subscription, Moxian will also bundle these packages with offline advertisement opportunities with our business partners in offline media such as roadside billboard and magazines.

Value for Our Merchant Clients

We dedicate to creating values for our merchant clients. By purchasing the MO-Tube service packages, our clients are able to leverage on our MO-Promo platform for their advertising and marketing needs targeted towards their current clients and potential clients. We offer our clients a unique combination of interaction with consumer users, figuring out the relevant users, learning the users’ preference in their consumption, and engaging the users with innovative promotion methods.

●
Interaction. We offer our consumer users a platform to interact with their friends and discover new things. In the midst of doing so, our merchant clients are able to communicate with these users through this platform, running promotions such as giving out prizes and discounts.

●
Targeted Consumer Users. Our merchants can target users on Moxian based on users’ interest and personal information which users have chosen to share with us on Moxian. Because the consumer users will be attracted by advertisements and promotion campaigns that are targeted to them, the promotion campaigns targeted at either first time customers or returned customers could generate more revenues for our merchant clients.

●
Preference in Consumption. We are a strong believer of the “word of mouth” concept in marketing and Moxian can assist our consumer users to express their preference in consumption. We create a function for the consumer users to show the history of visiting the merchants’ Moxian page in their own timeline. Thus, the messages would be communicated to their friends who may be potential customers to our merchant clients’ outlets or stores and promote their business. In addition, when a consumer user redeems MO-Points at our merchant’s outlet, the redemption of MO-Points would automatically subscribe him to the news feed of the merchant’s business site on the consumer user’s homepage (i.e. MO-Zone).

●
Engagement. We encourage constant interaction between merchants and their consumers. Moxian offers a platform for both merchants and consumers to be actively involved. Further, merchants not only could engage with existing customers, but also potential customers who would be introduced to the merchants in the process of such engagement. Our platform encourages innovative methods for our merchants, such as promotion campaigns, sharing of information, discovering new products/services, or pulling polls to understand the needs of customers. For example, by learning the results of polls, we believe that our merchant clients who owns Moxian page will increase awareness of and engagement with their Pages.

Because of the above values, the MO-Promo platform offers great opportunities and financial incentives for our merchant clients to sign up our website and purchase the MO-Tube Packages. Besides the above methods, we also create values for our merchant clients through MO-Zone. When a promotional campaign is started by a merchant, the news of such campaign would be published onto the subscribed users’ login/homepage on MO-Zone. Thus, the merchant clients will maximize their revenue through the interaction and engagement with consumer users, as well as the advertising and promotion through Moxian.

Social Media Marketing Services

In order to better serve our clients and subscribers, we, through MO-Promo and other Moxian applications, also provide various consulting and management services to small and medium-sized businesses, including:

●	We provide social media consulting services, where a consultant will be assigned to each client;

●	We publish interactive contents for the merchant clients in the social communities of their respective industries;

●
We design and customize social webpages for the merchant clients, including running feedback, adding coupons or promotions and embedding clients’ product videos and images into the social websites of the clients;

●	We manage marketing campaign on our clients’ social webpages; and

●	We provide analysis and statistics of visitors for clients’ social webpages and hold free strategy sessions to assist clients on generating more traffic on their social webpages.

Marketing Strategy

Referral marketing is an increasingly popular method for marketers to add new resources of revenue or to streamline sales processes with business partners. Moxian has two types of referral programs where different marketers assist us to broaden our client base. The first one is the referral by MO-Pals. MO-Pals (our subscribers) are allowed to refer other users to earn extra free MO-Points. Therefore, our subscribers will be motivated to patron our client merchants’ social webpages or online/offline stores, which will ultimately stimulate the sales of the products and services of our clients. In the meantime, such referral among MO-Pals will increase Moxian’s user database rapidly, which enables us to provide more accurate analysis and statistics of consumer behavior and preferences for our client merchants. Secondly, we would utilize the referral by sale representatives in specific region. This kind of business referral is to target those who are interested in building Moxian business in a region, such as Malaysia and Singapore, where they will be appointed by Moxian as Moxian’s sales agents in the region to represent Moxian for referring client merchants to us. Moxian usually pays 30% of the prices of the sold products or services as referral fees.

There are two advantages of our marketing strategy. Firstly, it is easy to identify prospective customers. Once the prospective customers are identified, Moxian’s internal sales teams can focus their efforts on those activities required to close the deal and/or fulfill the solution delivery, rather than devoting time to acquiring and developing the lead, as would typically be the case with other types of marketing programs. Secondly, there are no costs or fees associated with our referral programs, because rewards, which can be redeemed by exchanging MO-Points, are only given out to the holders of MO-Points after such holders have purchased the offers or deals from our merchant clients. As a result, referral programs can create higher number of returned customers than other types of marketing programs.

Other methods of promoting Moxian include online ads, event campaigns, and print media such as local-based booklet magazines, cross social media marketing, which is an integrated marketing strategy with digital channels, social media and website or blog touch points, with a role for e-mail marketing, and online forms.

Customers

Moxian’s customers include retail merchants, manufacturers, shopping mall operators, transportation, telecommunication providers, software developers, online e-commerce operators, payment providers, and news media. There are currently no paying customers yet. Most of our merchant clients are using our platform on a trial basis.

Industry

Moxian endeavors to build an “Online-to-Offline” O2O platform model. It is widely believed that O2O platform has been proven to substantially enhance marketing and commerce performance for brands and retailers compared to traditional digital marketing approaches. O2O refers to any and all activities that originate online yet eventually result in a shopper going to a physical store. Forrester Research predicts that by 2016, more than half of the $3.5 trillion spent in the US retail offline will be influenced by the web (Forrester’s US Cross-Channel Retail Forecast, 2011 To 2016.).

O2O platform model has been recognized as a trillion dollar opportunity (“http://techcrunch.com/2010/08/07/why-online2offline-commerce-is-a-trillion-dollar-opportunity/”). According to official statistics, China’s O2O market reached 98.7 billion yuan (approx. US$9 billion) in 2011. Industry analysts anticipate that the China O2O market will quadruple to 418 billion yuan (approx. US$67 billion) in 2016. Moxian is able to capture a share in this market by offering its unique platform to merchants. Our platform allows users to be aware of their interested merchants’ on-going promotion so as to attract them to purchase offline.

Because O2O is being perceived as a gold mine in the age of the mobile internet in China, we will face challenges coming from the pioneers of the industry both in Asia and overseas majors trying to expand into Asia. However, we are confident that our business model is capable in obtaining a good amount of market share in competing with our current competitors. Our market is not restricted to China as compared to other potential competitors. We will be targeting a variety of Asian countries which will grant us a bigger market share.

Competition

Although major global social network platform providers have the advantage of popularity, Moxian has a unique social business model and social media features that will enable us to stand out in the competition. Other major social network platforms usually focus on personal photo sharing, video sharing, chat feature, private grouping, micro-blog, following group, rating messages and commenting messages. What makes Moxian distinguishable is that our merchant clients have: (i) their own promotion webpages, (ii) local event programs for their customer users, (iii) location-based promotion information, (iv) mobile chat applications, (v) give-away free prizes for consumer users, (vi) timeline advertising on Moxian’s social webpage, (vii) social customer relationship management system for merchants, (viii) social loyalty program, and (ix) customized online games to promote merchants’ brand and group sales promotion.

Our competitors are the major players in the social networking industry such as Facebook, Google, Twitter, Myspace, Linkedin, YouTube, and Foursquare. Below is the table of comparison between Moxian’s services and its competitors’ services.

Social Media Comparison Matrix									
No.	Features	Facebook	Google+	Twitter	Myspace	LinkedIn	Youtube	Foursquare	Moxian
1	Description	Largest social network with wide appeal. Boast high number of daily active users	New social network, launched in June 2011, currently in limited field trial. Integrates Google buzz and Google Profiles	Built on the premise of answering the question, "what are you doing" Get instant information/updates from people and organization they find intersting.	One of the original social networks. With it's waning popularity, it has turned it's focus to music, art and other entertainment	Social network focus on connecting professionals with the purpose of sharing info and opportunities	Users discover, watch and share originally-created videos. YouTube provides a forum for people to connect, inform and inspire others across the globe	Users share and save the places they visit. Personalized recommendations and deals based on where they, their friends, and people with tastes have been	Consumer social media combined with promotion and reward platform that integrate mobile marketing and loyalty program
2	Establishment	2004	2011	2006	2003	2003	2005	2009	2012
3	Estimate # of Users	Over 800 million	Over 25 million (PCMag.com)	Over 450 million	Approx. 63 million (Comscore.com)	Over 150 million	800 million visitors per month	Over 30 million	Over 1 million
4	Privacy Settings	Privacy settings are highly customizable, allowing users to decide which information to share with which users.	Privacy settings are highly customizable, allowing users to decide which information to share with which users.	You can choose either a public (default) or private account (can only communicate and see updates with permission)	Users between 13-15 are automatically private accounts. Older users can choose public or private accounts	Privacy settings are highly customizable, allowing users to decide which information to share with which users	Privacy settings are highly customizable, allowing users to decide video for public or unlisted. Control comments, rating and responses	User can set private contact not to review only. Private decided to share user location	Privacy settings are highly customizable , allowing users to decide which information to share with which users
5	Mobile Friendliness	Apps for iPhone, Android, Nokia, Palm, Blackberry, Windows, Sidekick, Sony and INQ	Apps for Android and iOS	Apps for iOS, Blackberry and Windows	App for iPhone	Apps for iPhone, Blackberry, Android and Palm	Apps for iPhone, Blackberry, Android, Windows and Palm	Apps for iPhone, Blackberry, Android, Windows and Palm	Apps for Android and iOs
6	Website, Widgets and Integration	✓	✓	✓	✓	✓	✓	✗	✓
7	Photo Sharing	✓	✓	✓	✓	✗	✗	✓	✓
8	Video Sharing	✓	✓	✗	✗	✗	✓	✗	✓
9	Chat Features	✓	✓	✗	✓	✗	✗	✗	✓
10	Private	✓	✓	✓	✓	✓	✓	✓	✓

Social Media Comparison Matrix									
11	Text	✓	✓	✓	✓	✓	✓	✓	✓
12	Following	✓	✓	✓	✗	✓	✓	✓	✓
13	Rating	✗	✗	✗	✗	✗	✓	✗	✓
14	Commenting	✓	✓	✗	✓	✓	✓	✓	✓
15	Online Games	✓	✗	✗	✗	✗	✗	✗	✓
16	Advertiser Promotion Page	✓	✗	✗	✗	✗	✗	✗	✓
17	Local Events	✗	✗	✗	✓	✗	✗	✗	✓
18	Location based Shopping Info	✗	✗	✗	✗	✗	✗	✓	✓
19	Mobile Chat	✗	✗	✗	✗	✗	✗	✗	✓
20	FREE Prizes	✗	✗	✗	✗	✗	✗	✗	✓
21	Online Radio Ads	✗	✗	✗	✗	✗	✗	✗	✓
22	Timeline Advertisement	✗	✗	✗	✗	✗	✗	✗	✓
23	Referral Marketing	✗	✗	✗	✗	✗	✗	✗	✓
24	Social CRM	✗	✗	✗	✗	✗	✗	✗	✓
25	Loyalty Program	✗	✗	✗	✗	✗	✗	✗	✓

Our Strategy

In order for us to compete in the social media and the O2O market, our strategies include:

Expand our user base. We dedicate to attracting more users and our goal is to retain existing and acquire new subscribers by providing more real-time deals, delivering high quality customer service and expanding the number and categories of deals we offer. We continue to focus on growing our user base across Asia in large markets such as China, Singapore, Hong Kong, and Malaysia. We intend to grow our user base by continuing our marketing efforts and enhancing our products, including mobile apps, in order to make Moxian more accessible and useful. We continue to develop a variety of activities to attract more loyal users by give-away prizes, offline events sponsored by our partners, sales promotions and rewards programs. In addition, we adopt the word-of-mouth and referral marketing strategy to increase users’ sign-ups in Moxian.

Increase the number and variety of our products. We focus on product development that we believe will create engaging interactions between our consumer users and merchant clients, across the web, and on mobile devices. We continue to invest significantly in improving our core products such as MO-Promo, MO-Zone, and MO-Points and develop other new products to increase the varieties of our products.

Generate sticky contents. In order to attract more users, we intend to develop contents on a website with a purpose of attracting users’ attention for longer viewing time and for them to return to our website. We tailor the contents based on our analysis of the users and generate such contents that are favorable to our consumer users.

Cooperate with more branded businesses. In order to develop Moxian’s reputation, we will develop more merchant clients who have established their brand in local and global markets. Our merchant expansion efforts are focused on providing merchants with a positive experience by offering placement of their deals to our website at a lower cost, high quality customer service and tools to manage deals more effectively.

Regulations

Because we are launching in Malaysia and China first, the following discussions about regulations that govern Moxian’s operations will focus on Malaysia and China.

With respect to collecting information via user registration and consumption of MO-Points data, we will have to comply with The Personal Data Protection Act in Malaysia. Our Privacy Policy has been drafted to be in compliance with such rules.

In PRC, we will have to comply with the laws and regulations relating to the distribution of Internet content in China such as Application of the Appropriate ICP License and our data usage policy has to be in accordance with Regulations of The People’s Republic of China for Safety Protection of Computer Information System.

Our website is maintained through the server in Hong Kong. Therefore, the data usage policy and regular terms of service by both our users and merchants have to comply with the rules and regulations of Hong Kong SAR. As the information our merchants and consumer users are preserved in Hong Kong, We will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486).

Security Technologies

Social media offers important business advantages to companies and organizations. However, it has potential security risks. In order to mitigate these security risks, we established and enforced social media usage policies. We have deployed strategies such as multilayered security at the gateway and end point, content classification, content filtering, and data loss prevention (DLP).

Moxian believes that effective security for social networking must leverage both decentralized and centralized modes of IT security. In other words, Moxian must protect both the network and the users at the end point.

Our centralized security holds the key to safeguard enterprises’ data and network resources. As hackers become more aggressive in their attacks on social media, we continue to set up the use of traditional protection tools such as scanning to verify incoming content and traffic. In addition, we implemented a Web security tool and configured the Internet gateway to block malicious inbound traffic such as cross-site scripting exploits and phishing. Moxian also has inbound content filtering, which employs spam blockers and anti-virus applications to block or allow a communication based on analysis of its content.

For outgoing traffic, a DLP solution enables the business to screen content before it leaves the corporate network. It monitors outbound traffic to detect and potentially stop the communication of sensitive information by under protected means. DLP can identify sensitive data at rest, control its usage at user end points, and monitor or block its egress from network perimeters.

Whenever user personal data is processed, Moxian takes utmost care in keeping their data secured. We use a variety of industry-standard security technologies and procedures to help protect their personal data from unauthorized access or disclosure. We store data behind a firewall, a barrier designed to prevent outsiders from accessing our servers. Even though Moxian takes significant steps to ensure that the users and clients’ personal data is not intercepted, accessed, used or disclosed by unauthorized persons, we cannot eliminate security risks entirely particularly where the internet is concerned.

Employees

As of September 30, 2013, the Company had 50 employees, with 30 employees working on the software development, 10 in the sales and marketing and 10 in the administrative department.

Intellectual Property

The technique of Moxian Platform is developed in Shenzhen, China. The following are the intellectual property rights that the Company owns, the details of which are set forth in the following table:

Mark	Country of Registration	Application Number	Class	Description	Current Owner
	Hong Kong	302534274	9,35,38,40,41,42
 Class 9: Magnetic data carriers, recording discs, data processing equipment and computers
Class 35: Advertising, business management, business administration
Class 38: Telecommunications
Class 40: Treatment of materials
Class 41: Entertainment
Class 42: Design and development of computer hardware and software
					Moxian (Hong Kong) Limited

	China	10624435 (to be approved)	28
Data transmission; computer terminal communication; transmission of messages and images (computer aided); electronic mails; provision of connecting services of telecommunication to connect to the global computer network; long-distance teleconference services; provision of connecting services to users to global computer network, etc.
					Shenzhen New Clouds Network Technology Co., Ltd.

	China	10624504 (to be approved)	35
Billposting; advertisement promotion; mail-in advertisement; TV commercials; advertisement platform rental; computer online e-commercials; display products on mass media for retail purposes; advertisement design; auctions, etc.
					Shenzhen New Clouds Network Technology Co., Ltd.

On January 15, 2013, Moxian (Hong Kong) Limited entered into an Intangible Asset Transfer Agreement with Shenzhen New Clouds Network Technology Co., Ltd. to transfer the two trademarks mentioned above to Moxian HK for no consideration. Moxian HK entered into an Intangible Asset Transfer Agreement with Fensheng Kuan to acquire the following domains: www.moxian.com, www.m41.com,www.spellthread.com without any consideration. We are still in the process of registering the transfer of the referenced trademarks and the domain names under the name of Moxian HK as of the date of this Current Report.

We are in the process of registering the above trademarks and the name “Moxian” in the following countries: Singapore, Indonesia, Malaysia, China, India, Thailand, Philippines and United States of America.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at www.moxian.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive office is located at Unit No. 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong.  Our principal telephone number at such location is (852) 2723-8638.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company currently does not own any properties. For our headquarter, we are renting the office from our corporate secretary, H.K.I.C Consultants Limited for an annual rent of HKD$10,000 (or approximately $1,290). For Moxian Shenzhen, we are currently renting an office in Shenzhen for IT development since April 2013. The monthly rent is RMB 60,000 (or approximately $9,703). For Moxian Malaysia, we are renting an office from MVC Centrepoint South Sdn Bhd for a monthly rent of $8,000. The Company believes that the aforementioned office space will be sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently trading on the OTC Market Group’s OTCQB.  Our common stock was traded under the symbol “FSCN” until April 16, 2013 and is currently quoted on the OTCQB under the trading symbol “MOXG.” Our common stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices are split-adjusted to reflect the 20-for-1 stock split in April 2013.

	High	Low
Fiscal Year 2012*	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

	High	Low
Fiscal Year 2013	Bid	Bid
First Quarter*	$-	$-
Second Quarter*	$-	$-
Third Quarter*	$-	$-
Fourth Quarter	$0.80	$0.28

* The Company’s Common Stock did not trade until June 2013.

As of December 24, 2013, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $0.30 per share.

Holders

As of September 30, 2013, we had 230,000,000 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 149 beneficial owners of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

On April 25, 2013, we issued 105,000,000 shares of our Common Stock to the former sole shareholder of Moxian BVI in exchange for all of the issued and outstanding capital stock of Moxian BVI pursuant to the Share Exchange Agreement. We did not receive any cash consideration in connection with the Share Exchange Transaction.

The above issuances of shares of our Common Stock were conducted in accordance with a safe harbor from the registration requirements of the Securities Act under Regulation S thereunder or an exemption from the registration requirements of the Securities Act under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

Since our inception, as of September 30, 2012 and September 30, 2013, our accumulated deficits were $31,162 and $790,343, respectively. Our stockholders’ equity (deficiency) was $15,338 and ($735,279), respectively. We have so far generated $96,933 in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the year ended September 30, 2013 compared with the year ended September 30, 2012

Gross Revenues

The Company received sales revenues of $96,933 in the year ended September 30, 2013 compared to nil being generated in the year ended September 30, 2012.

The Company’s sales revenue of $96,933 in the year ended September 30, 2013 comes from two major customers who subscribed to acquire regional district agency in Malaysia to sign up merchants to use our MO-Promo platform as well as merchant clients who has subscribed to use the MO-Promo platform. In our efforts to acquire these subscribers, the costs of $3,811 consist of mainly domain name registration fees and acquiring window and car stickers for advertising purposes.

Operating Expenses

Operating expenses for the years ended September 30, 2013 and September 30, 2012, were $827,003 and $29,062, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the years ended September 30, 2013 and September 30, 2012, were $759,181 and $29,062, respectively. Basic and diluted net loss per share amounted to ($0.00) for the years ended September 30, 2013 and September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013 we had working capital of $1,000,072 consisting of cash on hand of $753,098 as compared to working capital of $17,338 and our cash of $17,338 at September 30, 2012.

Net cash used in operating activities for the year ended September 30, 2013 was $766,887 as compared to $29,062 for the years ended September 30, 2012. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities and business development. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Dominic K.F. Chan & Co. Dominic K.F. Chan & Co is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On May 7, 2013, in connection with the Company’s acquisition of the assets and operations of Moxian BVI and the related change in control of the Company, Board of Directors of the Company approved to terminate DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements since through the fiscal year ended September 30, 2012 were audited by Peter Messineo, CPA (“PM”), prior to that firm’s merger into DKM.   PM’s report on our  financial statements for the most recent fiscal year did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except the inclusion of a paragraph indicating substantial doubt for continuance as a going concern.

During the fiscal years ended September 30, 2012 and 2011 and through May 7, 2013, (a) there were no disagreements with DKM or PM on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKM/PM, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On May 7, 2013, the Board of Directors of the Company ratified the appointment of Dominic K.F. Chan & Co, CPA (“K.F. Chan”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2013. K.F. Chan is located at Rooms 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong.

During the Company's previous fiscal years ended September 30, 2012 and 2011 and through May 7, 2013, neither the Company nor anyone on the Company's behalf consulted with K.F. Chan regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Prior to the Share Exchange Transaction, Moxian BVI had been audited by K.F. Chan.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2014. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2014.

Changes in internal controls over financial reporting

Except the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

On February 27, 2013, Ms. Marilyn Stark our former President and sole director of the Board of Directors resigned from all her positions and Mr. Liew Kwong Yeow was appointed as the President, Chief Executive Officer and director of the Company, and Mr. Lin Kuan Liang Nicolas was elected as a director of the Board of the Company.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Liew Kwong Yeow	58	President, Chief Executive Officer and Director

Lin Kuan Liang Nicolas	25	Director

Mr. Liew Kwong Yeow, age 58, has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He held senior positions and mainly responsible for quality, engineering and procurement of related products and services. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet Telecommunications Torino Italy in China and fine-tuning its supply chains, and with Mr. Liew’s assistance, the entire operations of Urmet became significantly competitive in the China markets. Prior to that, Mr. Liew was the General Manager of Aztech Singapore’s plant in China from 2001 through 2005. During 1992 through 2001, he served as the head of QA Operations of the manufacturing facilities of Pheonix Mecano Switzerland in Singapore. Mr. Liew received his diploma in Electrical Engineering from Singapore Polytechnics University in 1974. He also completed the management study programs in: City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese.

Mr. Lin Kuan Liang Nicolas, age 25, is currently working as an analyst at Chance Investment Inc., advising Chinese businesses on acquisition and fund- raising projects. During December 2010 through April 2011, he was the legal associate at FM Holdings Limited, where he was actively involved in the company’s restructuring and debt-financing. Prior to that and since June 2010, Mr. Lin worked as the junior associate at Global Fund Investment (UK) Limited in London. Mr. Lin graduated from Queen Mary, University of London with LLB in Law in June 2010.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We do not have majority of independent directors.

Committees of the Company’s Board of Directors

Because our board of directors currently consists of two members, we do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “financial expert” on our board of directors as that term is defined by Item 401(e)(2) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the Board of Directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate's qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidates resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director's evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Meetings of the Board of Directors

During its fiscal year ended September 30, 2013, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Liew serves as the sole officer of the Company as well as a director of our Board, and Mr. Lin serves as a director of our board.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Immediately following the consummation of the Share Exchange Agreement, the size of our management team will be increased in order to manage our expanded operations, risks and resources.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer and Chief Financial Officer and other “named executive officers” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Liew Kwong Yeow(1) President and CEO	2013	$-	–	–	–	–	–	-	-
	2012	–	–	–	--	–	–	–	–

Marilyn Stark(2) President and CEO	2013	–	–	–	–	–	–	–	–
	2012	–	–	–	–	–	–	–	–

(1)	Mr. Liew is serving as the Company’s President and CEO since February 27, 2013.
(2)	Ms. Stark was the Company’s President, CEO and Director from September 13, 2011 through February 26, 2013.

The Company does not have an employment agreement with either Mr. Liew and Mr. Liew has not received any compensation during the fiscal year of 2013.  We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2013. No equity awards were made during the fiscal year ended September 30, 2013.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2013, and 2012.

DIRECTOR COMPENSATION
Name and Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Liew Kwong Yeow (1)	2013	0	0	0	0
	2012	0	0	0	0

Lin Kuan Liang Nicolas (2)	2013	0	0	0	0
	2012	0	0	0	0

Marilyn Stark (3)	2013	0	0	0	0
	2012	0	0	0	0

(1)	Mr. Liew is serving as the Company’s director since February 27, 2013.
(2)	Mr. Lin is serving as the Company’s director since February 27, 2013.
(2)	Ms. Stark was the Company’s President, CEO and Director from September 13, 2011 through February 26, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date herein by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (ii) by the directors and executive officers of the Company. The person or company named in the table has sole voting and investment power with respect to the shares beneficially owned.

Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Officers and Directors
Liew Kwong Yeow 407 Sinming Garden #09-209 Singapore 570407	CEO and Director	Common Stock, $0.0001 par value	0	-

Lin Kuan Liang Nicolas Nancheng Center, De Fang Si Rd. #1309, Dongguan, Guangdong, China 510000	Director	Common Stock, $0.0001 par value	0	-

All officers and directors as a group (2 persons named above)		Common Stock, $0.0001 par value	0	-

5% Securities Holders
Medicode Group Limited Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong	Common Stock, $0.0001 par value	105,000,000	45.65%

Bright Growth Capital Limited Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong	Common Stock, $0.0001 par value	47,700,000	20.74%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (230,000,000 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since October 1, 2012, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On February 27, 2013, Ms. Marilyn Stark (“Stark”), our former President and director of the Board as well as a majority shareholder of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement,” such transaction, the “Purchase Transaction”) with three accredited investors (the “Purchasers”), pursuant to which Stark sold to the Purchasers 9,000,000 shares of Common Stock of the Company for $300,000.

On September 1, 2013, Morolling International (HK) Limited, a shareholder of the Company owning approximately 9.59% of then total outstanding shares of the Company, made an unsecured loan of RM 69,300 (or approximately $21,016) to Moxian Malaysia without any interest for a term of one year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Dominic K.F. Chan & Co, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2013	2012

Audit fees	$36,154	$-
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$36,154	$-

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Dominic K.F. Chan & Co. was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Moxian Group Holdings, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012	F – 3

Consolidated Statements of Operations for the years ended September 30, 2013 and September 30, 2012 and for the Period from September 13, 2011 (inception) to September 30, 2013	F – 4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2013 and September 30, 2012 and for the Period from September 13, 2011 (inception) to September 30, 2013	F – 5

Consolidated Statements of Cash Flows for the year ended September 30, 2013 and September 30, 2012 and for the Period from September 13, 2011 (inception) to September 30, 2013	F – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 7 to F - 22

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

2.1
Share Exchange Agreement, among the Company, Moxian BVI and Medicode Group Limited, dated April 25, 2013 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2013).

3.1
Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2
Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).

3.3	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

4.1	Specimen Stock Certificate of Common Stock of Moxian Group Holdings, Inc.*

10.1
Intangible Asset Transfer Agreement, dated January 15, 2013, between Moxian HK and Shenzhen Yunxun Internet Technologies, Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2013).

10.2
Intangible Asset Transfer Agreement, dated January 15, 2013, between Moxian HK and Fenshen Guan (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2013).

10.3	Loan Agreement, dated September 1, 2013, between Moxian Malaysia and Morolling International (HK) Limited.*

21.1	List of Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Filed herewith.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOXIAN GROUP HOLDINGS, INC.

Dated: December 27, 2013	By:	/s/ Liew Kwong Yeow
Liew Kwong Yeow Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 27, 2013	/s/ Liew Kwong Yeow
Liew Kwong Yeow
Chief Executive Officer and Director

Dated: December 27, 2013	/s/ Lin Kuan Liang Nicolas
Lin Kuan Liang Nicolas
Director

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

 (Stated in US Dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 1 – F - 2

CONSOLIDATED BALANCE SHEETS	F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F - 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 7 – F - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)

We have audited the accompanying consolidated balance sheet of Moxian Group Holdings, Inc. (Formerly known as First Social Networx Corp.) (the “Company”), a development stage company, as of September 30, 2013 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Moxian Group Holdings, Inc. (Formerly known as First Social Networx Corp.) as of September 30, 2012, were audited by other auditors whose report dated October 24, 2012, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern..

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and the results of its operations and their cash flows for the year ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has minimal operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate advertising income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, 27 December, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
First Social Networx Corp.

I have audited the balance sheets of First Social Networx Corp. as of September 30, 2012 and the related statements of operation, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of First Social Networx Corp. as of September 30, 2012 and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not emerged from the development stage and has not fully commenced its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in the above referenced note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
October 24, 2012

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of September 30
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$753,098	$17,338
Accounts receivable	1,032	-
Prepayments, deposits and other receivables	74,148	-
Total current assets	828,278	17,338
Property and equipment, net (Note 3)	171,794	-
TOTAL ASSETS	$1,000,072	$17,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$39,379	$2,000
Unearned revenue	4,782	-
Loans from a shareholder (Note 4)	1,691,190	-
Total current liabilities	1,735,351	2,000
Total liabilities	$1,735,351	$2,000

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock*: 500,000,000 and 250,000,000 authorized in 30 September, 2013 and 2012 respectively ; $0.0001 par value; 230,000,000 shares issued and outstanding	23,000	23,000
Additional paid-in capital	23,500	23,500
Deficit accumulated during the development stage	(790,343)	(31,162)
Accumulated other comprehensive income	8,564	-
Total stockholders’ (deficit) equity	(735,279)	15,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,000,072	$17,338

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

			For the period
	For the	For the	from Inception September 13,
	year ended	year ended	2011 to
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues, net	$96,933	$-	$96,933

Cost and expenses
Cost of sales	3,811	-	3,811
Depreciation and amortization expenses	25,313	-	25,313
Selling, general and administrative expenses	827,003	29,062	858,165
Loss from operations	(759,194)	(29,062)	(790,356)

Other income
Interest income	13	-	13
Loss before income tax	(759,181)	(29,062)	(790,343)

Income tax expenses	-	-	-
Net loss	(759,181)	(29,062)	(790,343)

Foreign currency translation adjustments	8,564	-	8,564
Comprehensive loss	$(750,617)	$(29,062)	$(781,779)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	230,000,000	207,534,240

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock		paid in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00005 per share (par value $.0001) on September 13, 2011	180,000,000	18,000	-	(9,000)	-	9,000

Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	180,000,000	$18,000	$-	$(11,100)	$-	$6,900

Common shares issued to Investor for cash at $.00075 per share (par value $.0001) on March 14, 2012	50,000,000	5,000	23,500	9,000.00	-	37,500

Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012	230,000,000	$23,000	$23,500	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder on April 25, 2013	(105,000,000)	(10,500)	-	-	-	(10,500)

Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	105,000,000	10,500	-	-	-	10,500

Net loss	-	-	-	(759,181)	-	(759,181)

Foreign currency adjustment	-	-	-	-	8,564	8,564

Balance, September 30, 2013	230,000,000	$23,000	$23,500	$(790,343)	$8,564	$(735,279)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			For the period
	For the	For the	from Inception September 13,
	year ended	year ended	2011 to
	September 30,	September 30,	September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(759,181)	$(29,062)	$(790,343)
Depreciation and amortization expense	25,313	-	25,313
Changes in operating assets and liabilities:			-
Increase in accounts receivable	(1,032)	-	(1,032)
Increase in deposits, prepayments and other receivables	(74,148)	-	(74,148)
Increase in accrued liabilities and unearned revenue	42,161	-	44,161
Net cash used in operating activities	(766,887)	(29,062)	(796,049)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(197,107)	-	(197,107)
Net cash provided by investing activities	(197,107)	-	(197,107)

FINANCING ACTIVITIES
Loan borrowings	1,691,190	-	1,691,190
Capital stock issued for cash	-	37,500	4,650
Paid In capital	-	-	41,850
Net cash provided by financing activities	1,691,190	37,500	1,737,690

Effect of foreign currency translation	8,564	-	(584,412)
Net increase in cash and cash equivalents	727,196	8,438	744,534
Cash and cash equivalents, beginning of period	17,338	8,900	-
Cash and cash equivalents, end of period	$753,098	$17,338	$160,122

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Moxian Group Holdings, Inc. (Formerly known as First Social Networx Corp.) (the “Company”), formerly First Social Networx Corp., was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name to “Moxian Group Holdings, Inc. (Formerly known as First Social Networx Corp.)” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,0000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (“Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

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

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since September 13, 2011 (inception), the Company has revenue of $96,933 and has incurred an accumulated deficit of $790,343.

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

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

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

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Unearned revenue

Unearned revenue comprises mainly unearned revenue from MO-Tube starter pack for which we have been paid in advance and we earn the revenue when we meet the revenue recognition criteria.

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The carrying values of all of our other financial instruments, which include accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Property and equipment, net

	As of September 30
	2013	2012

Computers	$66,928	$-
Office equipment	23,400	-
Furniture and fixtures	11,638	-
Leasehold improvements	95,728	-
Total property and equipment	197,694	-
Less: accumulated depreciation and amortization	(25,900)	-
Total property and equipment, net	$171,794	$-

The depreciation expenses for the years ended September 30, 2013 and 2012 were $25,376 and nil, respectively.

4.	Loans from a shareholder

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and repayable in 12 months. Details of the loans are as follows:

Repayment due date	Principal
April 29, 2014	$69,903
May 30, 2014	81,282
August 9, 2014	853,462
April 17, 2014	13,057
January 24, 2014	77,371
May 19, 2014	5,803
May 22, 2014	100,325
May 30, 2014	100,325
April 29, 2014	368,385
September 10, 2014	21,277
$1,691,190

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On February 27, 2013, Stark entered into a Securities Purchase Agreement with (the “Purchase Agreement”) with three accredited investors (the “Purchasers”), pursuant to which Stark sold to the Purchasers her 9,000,000 shares of Common Stock of the Company.

On April 16, 2013, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc. (Formerly known as  First Social Networx Corp.)”, (ii) increase the total authorized shares of Common Stock from 250,000,000 shares to 500,000,000 shares and additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share, and (iii) implement a 20-for-1 Forward Split. As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

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

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Earnings per share

The following table sets forth the computation of basic and diluted net income per common share:

	For the year ended September 30
	2013	2012

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(759,181)	$(29,062)

Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	230,000,000	207,534,240
Dilutive shares	-	-
Diluted	230,000,000	207,534,240

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through September 30, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 to September 30, 2013.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5% in 2013. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset.

MOXIAN GROUP HOLDINGS, INC.
(Formerly known as First Social Networx Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes (Continued)

Moxian Shenzhen was incorporated in the People’s Republic of China.  Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 to September 30, 2013.

Moxian Malaysia was incorporated in Malaysia.  Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 to September 30, 2013.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.	Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended September 30, 2013 and 2012 were $33,938 and nil respectively.

As of September 30, 2013, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Year ending September 30,
2014	$143,577
2015	143,577
2016	50,813
Thereafter	-
Total minimum lease payments	$337,967

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the year ended September 30, 2013.

9.	Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended September 30, 2013.