Form 10-Q
period 2013-12-31
Moxian Group Holdings, Inc.
filed 2014-02-14
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 14, 2014, the registrant had 230,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN GROUP HOLDINGS, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

 (Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6 – 13

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	Dec 31, 2013 (Unaudited)	Sept 30, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$880,619	$753,098
Accounts receivable	37,093	1,032
Prepayments, deposits and other receivables	209,273	74,148
Total current assets	1,126,985	828,278
Property and equipment, net (Note 3)	177,491	171,794
TOTAL ASSETS	$1,304,476	$1,000,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$102,882	$39,379
Unearned revenue	16,405	4,782
Loans from a shareholder (Note 4)	2,431,541	1,691,190
Total current liabilities	2,550,828	1,735,351
Total liabilities	$2,550,828	$1,735,351

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock: 500,000,000 authorized ; $0.0001 par value;	23,000	23,000
230,000,000 shares issued and outstanding
Additional paid-in capital	23,500	23,500
Deficit accumulated during the development stage	(1,288,947)	(790,343)
Accumulated other comprehensive income	(3,905)	8,564
Total stockholders’ deficit	(1,246,352)	(735,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,304,476	$1,000,072

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	three months	three months	September 13, 2011
	ended	ended	to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues, net	$48,472	$-	$145,405

Cost and expenses
Cost of sales	2,549	-	3,811
Depreciation and amortization expenses	15,860	-	25,313
Selling, general and administrative expenses	528,714	2,340	1,386,879
Loss from operations	(498,651)	(2,340)	(1,270,598)

Other income
Interest income	47	-	60
Loss before income tax	(498,604)	(2,340)	(1,270,538)

Income tax expenses	-	-	-
Net loss	(498,604)	(2,340)	(1,270,538)

Foreign currency translation adjustments	(12,469)	-	(12,469)
Comprehensive loss	$(511,073)	$(2,340)	$(1,283,007)

Earnings per share (note 6)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding*	230,000,000	230,000,000

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00005 per share (par value $.0001) on September 13, 2011	180,000,000	18,000	-	(9,000)	-	9,000

Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	180,000,000	$18,000	$-	$(11,100)	$-	$6,900

Common shares issued to Investor for cash at $.00075 per share (par value $.0001) on March 14, 2012	50,000,000	5,000	23,500	9,000	-	37,500

Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012	230,000,000	$23,000	$23,500	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder onApril 25, 2013	(105,000,000)	(10,500)	-	-	-	(10,500)

Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	105,000,000	10,500	-	-	-	10,500

Net loss	-	-	-	(759,181)	-	(759,181)

Foreign currency adjustment	-	-	-	-	8,564	8,564

Balance, September 30, 2013	230,000,000	$23,000	$23,500	$(790,343)	$8,564	$(735,279)

Net loss	-	-	-	(498,604)	-	(498,604)

Foreign currency adjustment	-	-	-	-	(12,469)	(12,469)

Balance, December 31, 2013	230,000,000	$23,000	$23,500	$(1,288,947)	$(3,905)	$(1,246,352)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	three months	three months	September 13, 2011
	ended	ended	to
	December 31, 2013	December 31, 2012	December 31, 2013
OPERATING ACTIVITIES
Net loss	$(498,604)	$(2,340)	$(1,270,538)
Depreciation and amortization expense	15,860	-	25,313
Changes in operating assets and liabilities:
Increase in accounts receivable	(36,061)	-	(37,093)
Increase in deposits, prepayments and other receivables	(135,125)	-	(209,273)
Increase (decrease) in accrued liabilities and unearned revenue	75,126	(1,400)	119,287
Net cash used in operating activities	(578,804)	(3,740)	(1,372,304)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,557)	-	(202,804)
Net cash provided by investing activities	(21,557)	-	(202,804)

FINANCING ACTIVITIES
Loan borrowings	740,351	-	2,431,541
Capital stock issued for cash	-	-	4,650
Paid In capital	-	-	41,850
Net cash provided by financing activities	740,351	-	2,478,041

Effect of foreign currency translation	(12,469)	-	(22,314)
Net increase in cash and cash equivalents	139,990	(3,740)	902,933
Cash and cash equivalents, beginning of period	753,098	17,338	-
Cash and cash equivalents, end of period	$880,619	$13,598	$880,619

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

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

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s unaudited consolidated financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is September 30.

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since September 13, 2011 (inception), the Company has revenue of $145,405 and has incurred an accumulated deficit of $1,270,538.

The Company is currently devoting its efforts to develop social networking website and through which to generate servicing income.  The Company’s ality to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.         Summary of principal accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the unaudited consolidated financial statements.

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

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.         Property and equipment, net

	As of
	December 31, 2013 (Unaudited)	September 30, 2013 (Audited)

Computers	$84,481	$66,928
Office equipment	24,866	23,400
Furniture and fixtures	12,274	11,638
Leasehold improvements	96,511	95,728
Total property and equipment	218,132	197,694
Less: accumulated depreciation and amortization	(40,641)	(25,900)
Total property and equipment, net	$177,491	$171,794

The depreciation expenses for the three months ended December 31, 2013 and 2012 were $15,860 and nil, respectively.

4.         Loans from a shareholder

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are as follows:

	As of
Repayment due date	December 31, 2013 (Unaudited)	September 30, 2013 (Audited)
April 29, 2014	$70,351	$69,903
May 30, 2014	81,804	81,282
August 9, 2014	858,935	853,462
November 11, 2014	83,255	-
April 17, 2014	13,058	13,057
January 24, 2014	77,373	77,371
May 19, 2014	5,803	5,803
May 22, 2014	100,328	100,325
May 30, 2014	100,328	100,325
December 31, 2014	654,928	-
April 29, 2014	364,335	368,385
September 10, 2014	21,043	21,277
	$2,431,541	$1,691,190

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

On April 16, 2013, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.”, (ii) increase the total authorized shares of Common Stock from 250,000,000 shares to 500,000,000 shares and additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share, and (iii) implement a 20-for-1 Forward Split. As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

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

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.         Earnings per share

	For the three months ended December 31,
	2013	2012

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(498,604)	$(2,340)

Weighted-average shares of common stock outstanding in computing net loss per common stock＊
Basic	230,000,000	230,000,000
Dilutive shares	-	-
Diluted	230,000,000	230,000,000

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

7.         Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through December 31, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

Moxian BVI is incorporated in the British Virgin Islands. Moxian BVI did not generate taxable income in the British Virgin Islands for the period from July 3, 2012 to December 31, 2013.

Moxian HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5% in 2013. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.         Income taxes (Continued)

Moxian Shenzhen was incorporated in the People’s Republic of China.  Moxian Shenzhen did not generate taxable income in the People’s Republic of China for the period from April 8, 2013 to December 31, 2013.

Moxian Malaysia was incorporated in Malaysia.  Moxian Malaysia did not generate taxable income in Malaysia for the period from March 1, 2013 to December 31, 2013.

The Company will provide a valuation allowance for all of its subsidiaries in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.         Commitments and contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended December 31, 2013 and 2012 were $56,857 and nil respectively.

As of December 31, 2013, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

For the three months ended December 31,
2014	$143,354
2015	133,561
2016	24,379
Thereafter	-
Total minimum lease payments	$301,294

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended December 31, 2013.

9.         Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the three months ended December 31, 2013.

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

The "Company", "we," "us," and "our," refer to (i) Moxian Group Holdings, Inc., a Florida corporation,(ii) Moxian Group Limited, a British Virgin Islands company (“Moxian BVI”),(iii) Moxian (Hong Kong) Limited, a limited liability company incorporated under the laws of Hong Kong (“Moxian HK”), (iii) Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”), and (iv) Moxian Malaysia SDN BHD (“Moxian Malaysia”).

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

We are currently at development stage. Our primary activities have been the designing and developing our products and services, negotiating strategic alliances and other agreements, and raising capital.

As of September 30, 2013 and December 31, 2013, our accumulated deficits were $790,343 and $1,288,947, respectively. Our stockholders’ equity (deficiency) was ($735,279) and ($1,246,352), respectively. We have so far generated $145,405 in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Results of Operations

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Gross Revenues

The Company made sales revenues of $48,472 in the three months ended December 31, 2013 compared to nil being generated in the three months ended December 31, 2012

The Company sales revenue of $48,472 in the three months ended December 31, 2013 comes from customers who subscribed our merchant packages. In our efforts to acquire these subscribers, the costs of $2,549 consist of mainly domain name registration fees and acquiring window and car stickers for advertising purposes.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 and the three months ended December 31, 2012, were $544,574 and $2,340 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss for the three months ended December 31, 2013 and the three months ended December 31, 2012 were $498,604 and $2,340, respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended December 31, 2013 and the three months ended December 31, 2012.

Liquidity and Capital Resources

On December 31, 2013 we had working capital of $1,126,985, consisting of cash on hand of $880,619, compared to working capital of $828,278 with cash on hand of $753,098 as of September 30, 2013.

Net cash used in operating activities for the three months ended December 31, 2013 was $578,804 as compared to $3,740 for the three months ended December 31, 2012. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2014.

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

Moxian Group Holdings, Inc.

Date: February 14, 2014	BY:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer