Form 10-Q
period 2014-03-31
Moxian Group Holdings, Inc.
filed 2014-05-15
CIK 1532158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014, the registrant had 230,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOXIAN GROUP HOLDINGS, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

 (Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	2

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	3

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	5 – 14

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31, 2014 (Unaudited)	Sept 30, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$753,098
Accounts receivable	-	1,032.00
Prepayments, deposits and other receivables	1,000,000	74,148.00
Total current assets	1,000,000	828,278
Property and equipment, net (Note 3)	-	171,794
TOTAL ASSETS	$1,000,000	$1,000,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$-	$39,379
Unearned revenue	-	4,782
Loans from a shareholder (Note 4)	-	1,691,190
Total current liabilities	-	1,735,351
Total liabilities	$-	$1,735,351

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Preferred stock: 100,000,000 authorized; $0.0001 par value; Nil share issued and outstanding	-	-
Common stock: 500,000,000 authorized ; $0.0001 par value;	23,000	23,000
230,000,000 shares issued and outstanding
Additional paid-in capital	23,500	23,500
Deficit accumulated during the development stage	953,500	(790,343)
Accumulated other comprehensive income	-	8,564
Total stockholders’ deficit	1,000,000	(735,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,000,000	$1,000,072

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	three months	three months	six months	six months	Sept 13, 2011
	ended	ended	ended	ended	to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenues, net	$-	$-	$-	$-	$-

Cost and expenses
Selling, general and administrative expenses	-	14,024	-	16,364	47,526
Loss from operations	-	(14,024)	-	(16,364)	(47,526)

Other income
Gain on disposal of subsidiaries	2,551,298	-	2,551,298	-	2,551,298
Loss from continuing operations before income tax	2,551,298	(14,024)	2,551,298	(16,364)	2,503,772

Income tax expenses	-	-	-	-	-
Net profit (loss) from continuing operations	2,551,298	(14,024)	2,551,298	(16,364)	2,503,772

Loss from discontinued operations, net of tax	(308,851)	-	(807,455)	-	(1,567,050)
Net profit (loss)	2,242,447	(14,024)	1,743,843	(16,364)	936,722

Foreign currency translation adjustments	(8,564)	-	-	-	-
Comprehensive income (loss)	$2,233,883	$(14,024)	$1,743,843	$(16,364)	$936,722

Earnings per share (note 6)

Basic and diluted:
Net loss	$0.01	$(0.00)	$0.01	$(0.00)
Net loss from continuing operations	0.01	(0.00)	0.01	(0.00)
Net loss from discontinuing operations	$(0.00)	$0.00	$(0.00)	$0.00

Basic and diluted weighted average common shares outstanding*	230,000,000	230,000,000	230,000,000	230,000,000

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
(Stated in US Dollars)

				Accumulated	Accumulated
			Additional	deficit	other
	Common Stock*		paid in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00005 per share (par value $.0001) on September 13, 2011	180,000,000	18,000	-	(9,000)	-	9,000

Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	180,000,000	$18,000	$-	$(11,100)	$-	$6,900

Common shares issued to Investor for cash at $.00075 per share (par value $.0001) on March 14, 2012	50,000,000	5,000	23,500	9,000	-	37,500

Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012	230,000,000	$23,000	$23,500	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder on April 25, 2013	(105,000,000)	(10,500)	-	-	-	(10,500)

Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	105,000,000	10,500	-	-	-	10,500

Net loss	-	-	-	(759,181)	-	(759,181)

Foreign currency adjustment	-	-	-	-	8,564	8,564

Balance, September 30, 2013	230,000,000	$23,000	$23,500	$(790,343)	$8,564	$(735,279)

Net loss	-	-	-	1,743,843	-	1,743,843

Foreign currency adjustment	-	-	-	-	(8,564)	(8,564)

Balance, March 31, 2014	230,000,000	$23,000	$23,500	$953,500	$-	$1,000,000

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	six months	six months	Sept 13, 2011
	ended	ended	to
	March 31, 2014	March 31, 2013	March 31, 2014
OPERATING ACTIVITIES
Net profit (loss)	$1,743,843	$(16,364)	$936,722
Loss from discontinued operations	807,455	-	1,568,076
Loss from continuing operations	2,551,298	(16,364)	2,504,798
Gain on disposal of subsidiaries	(2,551,298)	-	(2,551,298)
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(1,000,000)	-	-
Increase in accrued liabilities and unearned revenue		(974)	-
Net cash used in operating activities - continuing operations	(1,000,000)	(17,338)	(46,500)
Net cash used in operating activities - discontinued operations	(207,446)	-	-
Net cash used in operating activities - continuing operations	(1,207,446)	(17,338)	(46,500)

INVESTING ACTIVITIES
Net cash used in investing activities - continuing operations	-	-	-
Net cash used in investing activities - discontinued operations	(2,680)	-	-
Net cash used in investing activities - continuing operations	(2,680)	-	-

FINANCING ACTIVITIES
Capital stock issued for cash	-	-	4,650
Paid In capital	-	-	41,850
Net cash used in financing activities - continuing operations	-	-	46,500
Net cash used in financing activities - discontinued operations	457,028	-	-
Net cash used in financing activities - continuing operations	457,028	-	46,500

Effect of foreign currency translation	-	-	-
Net increase in cash and cash equivalents	(753,098)	(17,338)	-
Cash and cash equivalents, beginning of period	753,098	17,338	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

On February 17, 2014, the Company incorporated a new wholly-owned subsidiary Moxian Intellectual Property Limited under the laws of Samoa (“Moxian Samoa”). On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian Samoa, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian Samoa for consideration of $1,000,000. As a result, the Company owns and controls such IP Rights through Moxian Samoa.

On February 19, 2014, the shareholders holding a majority of the outstanding shares of  the Company approved and authorized the Company to enter into a License and Acquisition Agreement (the “License and Acquisition Agreement”) with Moxian China, Inc., a company with no affiliation with the Company or its subsidiaries (“MOXC”), pursuant to which the Company will sell, convey, and transfer 100% of the equity interests of Moxian BVI together with its subsidiaries to Moxian CN Group Limited, a wholly-owned subsidiary of MOXC (“Moxian CN Samoa”) in consideration of an aggregate of $1,000,000. The License and Acquisition Agreement was closed on February 21, 2014. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the subsidiaries of MOXC.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use our IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where we conduct business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell Moxian products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing from the second year from the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit of distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC has the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC is also under the obligation to develop the social media market in the Licensed Territory of our products and services.

The purpose for the consummation of the transactions under the License and Acquisition Agreement is that the Company is considering entering into a new industry while maintaining a stream of income from its prior business. The Company anticipates entering into a letter of intent to acquire a new business upon satisfaction of due diligence being conducted by the Company.

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since September 13, 2011 (inception), the Company has revenue of $2,551,298 and has incurred an accumulated surplus of $953,500.

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

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.         Property and equipment, net

	As of
	March 31, 2014 (Unaudited)	Sept 30, 2013 (Audited)

Computers	$-	$66,928
Office equipment	-	23,400
Furniture and fixtures	-	11,638
Leasehold improvements	-	95,728
Total property and equipment	-	197,694
Less: accumulated depreciation and amortization	-	(25,900)
Total property and equipment, net	$-	$171,794

The depreciation expenses for the six months ended March 31, 2014 and 2013 were $4,056 and nil, respectively.

4.         Loans from shareholders

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are as follows:

	As of
Repayment due date	March 31, 2014 (Unaudited)	Sept 30, 2013 (Audited)
April 29, 2014	$-	$69,903
May 30, 2014	-	81,282
August 9, 2014	-	853,462
April 17, 2014	-	13,057
January 24, 2014	-	77,371
May 19, 2014	-	5,803
May 22, 2014	-	100,325
May 30, 2014	-	100,325
April 29, 2014	-	368,385
September 10, 2014	-	21,277
	$-	$1,691,190

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

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Earnings per share

	For the six months ended March 31,
	2014	2013

Net profit (loss) for computing earnings per share	$1,743,843	$(16,364)
Net profit (loss) from continuing operations for computing earnings per share	2,551,298	(16,364)
Net loss from discontinuing operations for computing earnings per share	$(807,455)	$-

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	230,000,000	230,000,000
Dilutive shares	-	-
Diluted	230,000,000	230,000,000

Basic and diluted earnings per share:
Net loss	$0.01	$(0.00)
Net loss from continuing operations	0.01	(0.00)
Net loss from discontinuing operations	$(0.00)	$0.00

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

MOXIAN GROUP HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.         Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 13, 2011 (date of inception) through March 31, 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

8.	Commitments and contingencies

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended March 31, 2014.

9.	Discontinued operations

On February 21, 2014, the Company completed the sale of investment in Moxian BVI and its subsidiaries pursuant to the License and Acquisition Agreement.  A total gain of $2,551,298 was recorded in the Company’s statement of operations and comprehensive income for the six months ended March 31, 2014.

The following operational results for the disposal subsidiaries for the period from October 1, 2013 to February 20, 2014, which was also accounted as loss from discontinued operations, net of tax in the statement of operations and comprehensive income for the six months ended March 31, 2014:

Revenues, net	$96,964

Cost and expenses
Cost of sales	2,476
Depreciation and amortization expenses	19,915
Selling, general and administrative expenses	882,028
Loss from operations	(807,455)

Income tax expenses	-
Net loss	(807,455)

10.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the six months ended March 31, 2014.

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

The "Company", "we," "us," and "our," refer to (i) Moxian Group Holdings, Inc., a Florida corporation; and (ii) Moxian Intellectual Property Limited, a Samoa company (“Moxian Samoa”).

Overview and Recent Developments

On February 17, 2014, Moxian Group Holdings, Inc. (the “Company”) incorporated a new wholly-owned subsidiary Moxian Intellectual Property Limited under the laws of Samoa (“Moxian Samoa”). On February 19, 2014, Moxian (Hong Kong) Limited, then wholly-owned subsidiary of the Company (“Moxian HK”) and Moxian Technologies (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Moxian HK and the Company (“Moxian Shenzhen”) entered into an Assignment and Assumption Agreement with Moxian Samoa, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian Samoa for consideration of $1,000,000. As a result, the Company owns and controls such IP Rights through Moxian Samoa.

On February 19, 2014, the shareholders holding a majority of the outstanding shares of  the Company approved and authorized the Company to enter into a License and Acquisition Agreement (the “License and Acquisition Agreement”) with Moxian China, Inc., a company with no affiliation with the Company or its subsidiaries (“MOXC”), pursuant to which the Company will sell, convey, and transfer 100% of the equity interests of Moxian Group Limited, a wholly-owned subsidiary of the Company (“Moxian BVI”) together with its subsidiaries to Moxian CN Group Limited, a wholly-owned subsidiary of MOXC (“Moxian CN Samoa”) in consideration of an aggregate of $1,000,000. The License and Acquisition Agreement was closed on February 21, 2014. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia SDN BHD (“Moxian Malaysia”), became the subsidiaries of MOXC.

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use our IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where we conduct business (the “Licensed Territory”), and the exclusive right to solicit, promote, distribute and sell Moxian products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing from the second year from the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit of distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC has the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC is also under the obligation to develop the social media market in the Licensed Territory of our products and services.

The Company is considering entering into a new industry while maintaining a stream of income from its prior business. The Company anticipates entering into a letter of intent to acquire a new business upon satisfaction of due diligence being conducted by the Company.

As of March 31, 2014 and September 30, 2013, our accumulated surplus (deficits) were $953,500) and ($790,343), respectively. Our stockholders’ equity (deficiency) was $1,000,000 and ($735,279), respectively. We have so far generated nil in revenue in our continuing operations. Our gains (losses) have principally been attributed to our gain on disposal of subsidiaries, operating expenses, administrative and other operating expenses.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Gross Revenues

The Company did not have any sales revenues from continuing operations either in the three months ended March 31, 2014 or the three months ended March 31, 2013

Operating Expenses

Operating expenses from continuing operations for the three months ended March 31, 2014 and the three months ended March 31, 2013, were nil and $14,024, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit (loss) for the three months ended March 31, 2014 and the three months ended March 31, 2013 were $2,242,447 and ($14,024), respectively. Basic and diluted net loss per share amounted to ($0.00) for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Six months ended March 31, 2014 compared with six months ended March 31, 2013

Gross Revenues

The Company did not have any sales revenues from continuing operations in the six months ended March 31, 2014 or the six months ended March 31, 2013

Operating Expenses

Operating expenses for the six months from continuing operations ended March 31, 2014 and the six months ended March 31, 2013, were nil and $16,364, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit (loss) for the six months ended March 31, 2014 and the six months ended March 31, 2013 were $2,551,298 and ($16,364), respectively. Basic and diluted net loss per share amounted to ($0.00) for the six months ended March31, 2014 and the six months ended March 31, 2012.

Liquidity and Capital Resources

On March 31, 2014 we had working capital  of nil, consisting of cash on hand of $1,000,000, compared to working capital of $982,253 with cash on hand of $753,098 as of September 30, 2013.

Net cash used in operating activities for the six months ended March 31, 2014 was $1,207,446 as compared to $17,338 for the six months ended March 31, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2014.

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

Moxian Group Holdings, Inc.

Date: May 15, 2014	BY:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer