Form 10-Q
period 2014-06-30
Inception Technology Group, Inc.
filed 2014-08-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-177786

INCEPTION TECHNOLOGY GROUP, INC.

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

As of August 14, 2014, the registrant had 46,000,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCEPTION TECHNOLOGY GROUP, INC.

(F/K/A MOXIAN GROUP HOLDINGS, INC.,)

(A CORPORATION IN THE DEVELOPMENT STAGE)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES
UNAUDITED CONSOLIDATED BALANCE SHEETS	4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	5

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8 – 18

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2014 (Unaudited)	Sept 30, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$753,098
Accounts receivable	-	1,032.00
Prepayments, deposits and other receivables	991,653	74,148.00
Total current assets	991,653	828,278
Property and equipment, net (Note 3)	-	171,794
TOTAL ASSETS	$991,653	$1,000,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$-	$39,379
Unearned revenue	-	4,782
Loans from a shareholder (Note 4)	-	1,691,190
Total current liabilities	-	1,735,351
Total liabilities	$-	$1,735,351

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock: 500,000,000 authorized ; $0.0001 par value; 230,000,000 shares issued and outstanding	23,000	23,000
Additional paid-in capital	23,500	23,500
Surplus (deficit) accumulated during the development stage	945,153	(790,343)
Accumulated other comprehensive income	-	8,564
Total stockholders’ deficit	991,653	(735,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$991,653	1,000,072

See accompanying notes to unaudited consolidated financial statements

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

					For the period
	For the	For the	For the	For the	from Inception
	three months	three months	nine months	nine months	Sept 13, 2011
	ended	ended	ended	ended	to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues, net	$-	$-	$-	$-	$-

Cost and expenses
Cost of sales	-	-	-	-	-
Depreciation and amortization expenses	-	-	-		-
Selling, general and administrative expenses	8,347	-	8,347	-	39,095
Loss from operations	(8,347)	-	(8,347)	-	(39,095)

Other income
Gain on disposal of subsidiaries	-	-	2,551,298	-	2,551,298
Loss from continuing operations before income tax	(8,347)	-	2,542,951	-	2,512,203

Income tax expenses	-	-	-	-	-
Net profit (loss) from continuing operations	(8,347)	-	2,542,951	-	2,512,203

Loss from discontinued operations, net of tax	-	(249,751)	(807,455)	(266,115)	(1,567,050)
Net profit (loss)	(8,347)	(249,751)	1,735,496	(266,115)	945,153

Foreign currency translation adjustments	(8,564)	-	-	-	-
Comprehensive income (loss)	$(16,911)	$(249,751)	$1,735,496	$(266,115)	$945,153

Earnings per share (note 6)
Basic and diluted:
Net profit (loss)	$(0.00)	$(0.00)	$0.01	$(0.00)
Net profit (loss) from continuing operations	(0.00)	0.00	0.01	0.00
Net profit (loss) from discontinuing operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding*	230,000,000	230,000,000	230,000,000	230,000,000

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

	Common Stock*		Additional paid in	Accumulated surplus (deficit) development	Accumulated other comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00005 per share (par value $.0001) on September 13, 2011	180,000,000	18,000	-	(9,000)	-	9,000

Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	180,000,000	$18,000	$-	$(11,100)	$-	$6,900

Common shares issued to Investor for cash at $.00075 per share (par value $.0001) on March 14, 2012	50,000,000	5,000	23,500	9,000	-	37,500

Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012	230,000,000	$23,000	$23,500	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder on April 25, 2013	(105,000,000)	(10,500)	-	-	-	(10,500)

Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	105,000,000	10,500	-	-	-	10,500

Net loss	-	-	-	(759,181)	-	(759,181)

Foreign currency adjustment	-	-	-	-	8,564	8,564

Balance, September 30, 2013	230,000,000	$23,000	$23,500	$(790,343)	$8,564	$(735,279)

Net profit	-	-	-	1,735,496	-	1,735,496

Foreign currency adjustment	-	-	-	-	(8,564)	(8,564)

Balance, June 30, 2014	230,000,000	$23,000	$23,500	$945,153	$-	$991,653

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

See accompanying notes to unaudited consolidated financial statements

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	For the period from Inception Sept 13, 2011 to June 30, 2014
OPERATING ACTIVITIES
Net profit (loss)	$1,735,496	$(266,115)	$945,153
Loss from discontinued operations	807,455	266,115	1,567,050
Loss from continuing operations	2,542,951	-	2,512,203
Gain on disposal of subsidiaries	(2,551,298)	-	(2,551,298)
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(991,653)	-	(991,653)
Net cash used in operating activities - continuing operations	(1,000,000)	-	(1,030,748)
Net cash used in operating activities - discontinued operations	(207,446)	(391,528)	(964,183)
Net cash used in operating activities	(1,207,446)	(391,528)	(1,994,931)

INVESTING ACTIVITIES
Net cash used in investing activities - continuing operations	-	-	-
Net cash used in investing activities - discontinued operations	(2,680)	(174,529)	(199,787)
Net cash used in investing activities	(2,680)	(174,529)	(199,787)

FINANCING ACTIVITIES
Capital stock issued for cash	-	-	4,650
Paid In capital	-	-	41,850
Net cash provided by financing activities - continuing operations	-	-	46,500
Net cash provided by financing activities - discontinued operations	457,028	706,791	2,148,218
Net cash provided by financing activities	457,028	706,791	2,194,718

Effect of foreign currency translation	-	2,050	-
Net (decrease) increase in cash and cash equivalents	(753,098)	140,734	-
Cash and cash equivalents, beginning of period	753,098	17,338	-
Cash and cash equivalents, end of period	$-	$160,122	$-

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Inception Technology Group, Inc. (f/k/a Moxian Group Holdings, Inc., the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,0000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (“Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”). On July 9, 2014, the Company amended its Articles of Incorporation to change its corporate name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.”.

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

INCEPTION TECHNOLOGY GROUP, INC.

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

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since September 13, 2011 (inception), the Company has revenue of $2,551,298 and has incurred an accumulated surplus of $945,153.

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

INCEPTION TECHNOLOGY GROUP, INC.

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

INCEPTION TECHNOLOGY GROUP, INC.

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

INCEPTION TECHNOLOGY GROUP, INC.

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

INCEPTION TECHNOLOGY GROUP, INC.

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

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	June 30, 2014 (Unaudited)	Sept 30, 2013 (Audited)

Computers	$-	$66,928
Office equipment	-	23,400
Furniture and fixtures	-	11,638
Leasehold improvements	-	95,728
Total property and equipment	-	197,694
Less: accumulated depreciation and amortization	-	(25,900)
Total property and equipment, net	$-	$171,794

The depreciation expenses for the nine months ended June 30, 2014 and 2013 were $4,056 and $11,088, respectively.

4.	Loans from shareholders

The loans are made to Moxian Hong Kong, Moxian Shenzhen, and Moxian Malaysia and are unsecured, interest free and will be due and payable in 12 months. Details of the loans are as follows:

	As of
Repayment due date	June 30, 2014 (Unaudited)	Sept 30, 2013 (Audited)
April 29, 2014	$-	$69,903
May 30, 2014	-	81,282
August 9, 2014	-	853,462
April 17, 2014	-	13,057
January 24, 2014	-	77,371
May 19, 2014	-	5,803
May 22, 2014	-	100,325
May 30, 2014	-	100,325
April 29, 2014	-	368,385
September 10, 2014	-	21,277
	$-	$1,691,190

INCEPTION TECHNOLOGY GROUP, INC.

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

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Earnings per share

	For the nine months ended June 30,
	2014	2013

Net profit (loss) for computing earnings per share	$1,735,496	$(266,115)
Net profit (loss) from continuing operations for computing earnings per share	2,542,951	-
Net loss from discontinuing operations for computing earnings per share	$(807,455)	$(266,115)

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	230,000,000	230,000,000
Dilutive shares	-	-
Diluted	230,000,000	230,000,000

Basic and diluted earnings per share:
Net profit (loss)	$0.01	$(0.00)
Net profit (loss) from continuing operations	0.01	0.00
Net profit (loss) from discontinuing operations	$(0.00)	$(0.00)

*The number of shares of Common Stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013.

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period September 13, 2011 (date of inception) through June 30, 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

8.	Commitments and contingencies

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended June 30, 2014.

9.	Discontinued operations

On February 21, 2014, the Company completed the sale of investment in Moxian BVI and its subsidiaries pursuant to the License and Acquisition Agreement. A total gain of $2,551,298 was recorded in the Company’s statement of operations and comprehensive income for the nine months ended June 30, 2014.

The following operational results for the disposal subsidiaries for the period from October 1, 2013 to February 20, 2014, which was also accounted as loss from discontinued operations, net of tax in the statement of operations and comprehensive income for the nine months ended June 30, 2014:

Revenues, net	$96,964

Cost and expenses
Cost of sales	2,476
Depreciation and amortization expenses	19,915
Selling, general and administrative expenses	882,028
Loss from operations	(807,455)

Income tax expenses	-
Net loss	(807,455)

INCEPTION TECHNOLOGY GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Subsequent events

On July 9, 2014, the Company amended its Articles of Incorporation (the “Amendments”) to: (i) change its corporate name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.”, and (ii) to implement a 1-for-5 reverse split of its issued and outstanding common stock (“Common Stock”) (the “Reverse Split”).

On July 23, 2014, the Financial Industry Regulatory Authority approved and declared the Amendments to be effective. As a result of the Reverse Split, 230,000,000 shares of Common Stock prior to the Reverse Split decreased and without any further action from the Company’s stockholders, to 46,000,000 shares of common stock. The Reverse Split will not alter the total number of the authorized shares or the par value of the shares of the Company.

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended June 30, 2014.

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

The "Company", "we," "us," and "our," refer to (i) Inception Technology Group, Inc. (formerly, Moxian Group Holdings, Inc.), a Florida corporation, and (ii) Moxian Intellectual Property Limited, a Samoa company.

Overview

The Company currently licensed its intellectual property rights (“IP Rights”) to Moxian China, Inc.(“MOXC”). The Company grants MOXC the exclusive right to use the IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia and other countries and regions where we conduct business.

The Company is considering entering into a new industry while maintaining a stream of income from its prior business. The Company anticipates entering into a letter of intent to acquire a new business upon satisfaction of due diligence being conducted by the Company.

As of June 30, 2014 and September 30, 2013, our accumulated surplus (deficits) was $953,500 and ($790,343), respectively. Our stockholders’ equity (deficiency) was $1,000,000 and ($735,279), respectively. We have so far generated nil in revenue in our continuing operations. Our gains (losses) have principally been attributed to our gain on disposal of subsidiaries, operating expenses, administrative and other operating expenses.

Recent Developments

On July 9, 2014, the Company amended its Articles of Incorporation (the “Amendments”) to: (i) change its corporate name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.” (the “Name Change”), and (ii) to implement a 1-for-5 reverse split of its issued and outstanding common stock (“Common Stock”) (the “Reverse Split”).

On July 23, 2014, the Financial Industry Regulatory Authority approved and declared the Amendments to be effective. As a result of the Reverse Split, 230,000,000 shares of Common Stock prior to the Reverse Split decreased and without any further action from the Company’s stockholders, to 46,000,000 shares of common stock. The Reverse Split will not alter the total number of the authorized shares or the par value of the shares of the Company.

As a result of the Amendments, the Company’s CUSIP number has changed from 624706107 to 45329M100, and the new trading symbol for the Company’s Common Stock will be “ITGU” 20 business days after July 23, 2014.

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Gross Revenues

The Company made sales revenues from continuing operations of nil in the three months ended June 30, 2014 compared to nil being generated in the three months ended June 30, 2013.

Operating Expenses

Operating expenses from continuing operations for the three months ended June 30, 2014 and the three months ended June 30, 2013, were $8,347 and nil, respectively.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2014 and the three months ended June 30, 2013 were $8,347 and nil, respectively. Loss from discontinued operations, net of tax for the three months ended June 30, 2014 and the three months ended June 30, 2013 were nil and $807,455, respectively.

Net loss for the three months ended June 30, 2014 and the three months ended June 30, 2013 were $8,347 and $249,751, respectively. Basic and diluted net loss per share amounted to ($0.01) for the three months ended June 30, 2014 and ($0.00) for the three months ended June 30, 2013.

Nine months ended June 30, 2014 compared with nine months ended June 30, 2013

Gross Revenues

The Company made sales revenues from continuing operations of nil in the nine months ended June 30, 2014 compared to nil being generated in the nine months ended June 30, 2013

Operating Expenses

Operating expenses for the nine months from continuing operations ended June 30, 2014 and the nine months ended June 30, 2013, were $8,347 and nil respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit from continuing operations for the nine months ended June 30, 2014 and the nine months ended June 30, 2013 were $2,542,951 and nil, respectively. Loss from discontinued operations, net of tax for the nine months ended June 30, 2014 and the nine months ended June 30, 2013 were $807,455 and $266,115, respectively.

Net profit (loss) for the nine months ended June 30, 2014 and the nine months ended June 30, 2013 were $1,735,496 and ($266,115), respectively. The increase in net profit was mainly due to the gain of $2,551,298 on disposal of subsidiaries on February 2014. Basic and diluted net profit (loss) per share amounted to ($0.01) for the nine months ended June 30, 2014 and ($0.00) for the nine months ended June 30, 2013.

Liquidity and Capital Resources

On June 30, 2014 we had working capital (deficit) of $991,653,consisting of cash on hand of nil, compared to working capital (deficit) of $907,073 with cash on hand of $753,098 as of September 30, 2013.

Net cash used in operating activities for the nine months ended June 30, 2014 was $1,207,446 as compared to $391,528 for the nine months ended June 30, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2014.

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

Inception Technology Group, Inc.

Date: August 14, 2014	By:	/s/ Liew Kwong Yeow
Liew Kwong Yeow
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

