Form 10-K
period 2014-09-30
Rebel Group, Inc.
filed 2015-01-08
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-177786
REBEL GROUP, INC.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                            Accelerated filer ☐

Non-accelerated filer  ☐                                                              Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $48,300,000.

As of January 8, 2015, the number of shares of the registrant’s common stock outstanding was 2,300,118.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of the Rebel Group, Inc., a Florida corporation (“REBL”) and Moxian Intellectual Property Limited, a company formed under the laws of Samoa (“Moxian Samoa”).

●	“Moxian BVI” refers to Moxian Group Limited, a company incorporated under the laws of British Virgin Islands.

●	“Moxian HK” refers to Moxian (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, a wholly-owned subsidiary of Moxian BVI.

●	“Moxian Shenzhen” refers to Moxian Technologies (Shenzhen) Co., Ltd., a company incorporated under the laws of the People’s Republic of China, a wholly-owned subsidiary of Moxian HK.

●	“Moxian Malaysia” refers to Moxian Malaysia SDN BHD, a wholly-owned subsidiary of Moxian HK.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“HK” refers to the Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of January 8, 2015, US$1.00 =6.21314 yuan; 1 yuan= US$0.160959.

PART I

ITEM 1. BUSINESS

Introduction

Rebel Group, Inc. (“Rebel,” the “Company,” “we,” “our,” or “us”), formerly Inception Technology Group, Inc., Moxian Group Holdings, Inc., and First Social Networx Corp., was incorporated under the laws of the State of Florida on September 13, 2011. On April 16, 2013, the Company changed its name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On April 25, 2013, pursuant to a Share Exchange Agreement, the Company completed a reverse acquisition of Moxian BVI and its wholly-owned subsidiaries, including Moxian HK, Moxian Shenzhen and Moxian Malaysia (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. Since the incorporation of the business of Moxian BVI, the Company changed its business to licensing and commercializing the intellectual property of a social network platform that integrates social media and business into one single platform.

On February 17, 2014, the Company incorporated a new wholly-owned subsidiary, Moxian Intellectual Property Limited, under the laws of Samoa (“Moxian Samoa”). On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian Samoa, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian Samoa in consideration of $1,000,000. As a result, the Company owns and controls such IP Rights through Moxian Samoa.

On February 19, 2014, the shareholders holding a majority of the outstanding shares of the Company approved and authorized the Company to enter into a License and Acquisition Agreement (the “License and Acquisition Agreement”) with Moxian China, Inc. (“MOXC”), pursuant to which the Company sold 100% of the equity interests of Moxian BVI together with its subsidiaries to Moxian CN Group Limited, a wholly-owned subsidiary of MOXC (“Moxian CN Samoa”) for $1,000,000. The License and Acquisition Agreement closed on February 21, 2014. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the subsidiaries of MOXC.

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use our IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where the Company conduct business (the “Licensed Territory”) as well as the exclusive right to solicit, promote, distribute and sell products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit resulting from distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC has the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC is also under the obligation to develop the social media market of our products and services in the Licensed Territory.

The Company sought to acquire a new business in the technology area and as a result, on July 23, 2014, the Company changed its name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.” Also effective on July 23, 2014, the Company effected a 1-for-5 reverse split of its issued and outstanding Common Stock. However, no acquisition of a technology business was closed or consummated.

Recent Development

Currently, the Company is seeking to acquire a new business in the field of promoting mixed martial art events and developing combat sports in Asia. Thus, effective on December 5, 2014, the Company changed its name from “Inception Technology Group, Inc.” to “Rebel Group, Inc.” with its trading symbol changed to “REBL.” Also effective on December 5, 2014, the Company effected a 1-for-20 reverse stock split (the “Reverse Split”) of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock.

The following diagram sets forth the structure of the Company as of the date of this Report:

Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Plan of Operation

The Company was a social network that integrated social media and business into one single platform (the “Moxian Platform”) and utilized a website and social media to promote business of its clients and assist them to find consumers online and bring them into real-world stores. After consummation of the transactions under the Assignment and Assumption Agreement and License and Acquisition Agreement, we changed our business to developing and commercializing our intellectual property rights that are related to the social media business based on the Moxian Platform (the “Moxian Business”).

After the filing of this Report, the Company plans to divest the Moxian Business by selling the equity interests in Moxian Samoa to MOXC and acquire a new business. Once the proceeds from the sale of Moxian Samoa(“Samoa Sales Proceeds”) are received, we plan to distribute the Samoa Proceeds as well as the unpaid proceeds in the amount of $1 million pursuant to the License and Acquisition Agreement (“License and Acquisition Unpaid Proceeds”) to the Company’s shareholders on a pro rata basis. The Company is also in the process of negotiating the acquisition of the business of Rebel Holdings Limited, which operates under the trade name “Rebel Fighting Championship” (“Rebel FC”), a company incorporated under the laws of British Virgin Islands. Rebel FC hosts mixed martial arts events and records and broadcasts TV programs featuring MMA fighting in Asian countries.

The Company is currently reviewing Rebel FC due diligence documents and files and there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. The completion of acquisition is contingent on the following factors:

●	Satisfaction of our due diligence investigation on Rebel FC,

●	Rebel FC providing U.S. GAAP audited financial statements for the past two fiscal years and the subsequent interim period, and

●	Rebel FC entering into binding acquisition agreements that are satisfactory to the Company.

Form of Acquisition

The Company plans to acquire the business of Rebel FC through a securities exchange which will make it become a wholly owned subsidiary of the Company. In addition, the present stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a transaction with Rebel FC. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

Rebel FC Business

Rebel Holdings Limited (“Rebel FC”), a BVI corporation founded on October 28, 2014 is a combat sports entertainment company that produces dynamic mixed martial arts (“MMA”) fighting events featuring top level athletic talent. Rebel FC also broadcasts live events and distributes videos of MMA fighting through internet, TV channels, and other social media. Prior to incorporation of Rebel FC, business was mainly conducted through its current operating subsidiary, Pure Heart Entertainment Pte. Ltd., which was incorporated in Singapore in 2000.

MMA is a full-contact combat sports that allows the use of both striking and grappling techniques, both standing and on the ground, from a variety of other combat sports and martial arts. The styles of martial arts can range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. One of the goals of Rebel FC is to promote MMA in Asian countries through hosting the events that attract the top talented fighters from all over the world.

We believe that Rebel FC is different from other MMA businesses because it integrates the introduction of the background information and stories of the athletes into the live broadcasting of fighting events. Rebel FC events are broadcast through television, internet and through other means of social media, and there are also pre-event live shows for MMA fans and media which are free-of-charge for participants. In 2014, Rebel FC successfully hosted two large scale events in Singapore. Rebel FC’s first big event, Into the Lion’s Den, was hosted on December 21, 2013 at the Singapore Indoor Stadium and 4,000 people attended the event. The second large-scale event, Battle Royale, was held on August 1, 2014 at the Suntec Singapore Convention and Exhibition Centre and approximately 5,000 audiences were present. While Rebel FC is dedicated to producing high quality shows throughout Singapore, Rebel FC plans to bring live MMA events to both China and Australia in 2015. Rebel FC plans to broadcast their MMA events through top sporting entertainment stations in each country, while also focusing on utilizing online platforms for internet streaming in order to reach audience in other countries. Rebel FC is currently in negotiation with several internet streaming providers, such as Go Fight Live. Rebel FC plans to broadcast and show its MMA events via TV channels in 2015 and 2016. Rebel FC is currently expanding its business to China. It plans to broadcast its MMA events in China in 2015. From 2015, Rebel FC plans to invest in developing a Pay Per View (“PPV”), which is a type of pay television service by which a subscriber of a television service provider can purchase events to view via private telecast.

By 2016, Rebel FC’s believes its PPV model can be deployed in China, Singapore, and Australia with support from selected service providers to enable paid online streaming of Rebel FC’s MMA events.

Moxian Business

The Company is currently engaged in the business of developing and commercializing intellectual property rights that are related to the social media businesses supported by the Moxian Platform.

License Agreement

On February 19, 2014, the Company entered into a License and Acquisition Agreement with Moxian China, Inc. (“MOXC”), pursuant to which the Company agreed to grant MOXC the exclusive right to use our IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where we conduct business, and the exclusive right to solicit, promote, distribute and sell products and services in the Licensed Territory for five years. In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit of distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC has the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC is also under the obligation to develop the social media market in the Licensed Territory for our products and services.

Intellectual Property

The following are the intellectual property rights that the Company owns through Moxian Samoa, the details of which are set forth in the following table:

Trademarks

Type	Marks	Application No.	Country	Status
Trademark		85931344	United States of America	Pending
Trademark		302534274	Hong Kong	Approved
Trademark		13460714	China	Pending
Trademark		13460852	China	Pending
Trademark		10624504	China	Approved
Trademark	魔线	13461178	China	Pending
Trademark		10624435	China	Approved

Patent

The application to patent the marketing and promotional methods utilized by the Moxian Platform (Patent Application No. 201310734492.2) has been submitted. The marketing method to be patented is that online users (such as merchants) may use the statistics and data collected from consumers to promote and market their businesses on the Internet. The primary feature of such marketing method is that it can locate merchants that match consumers’ needs and provide a series of interactive tools for merchants to promote their sales, including, granting rewards points, granting reward prizes, providing online games for consumers to earn rewards points, etc.

Copyright

The copyright application of Moxian’s mascot “Moya” has been submitted by Moxian Shenzhen on December 2, 2013 (Application No. 201330592230.8). Moya is a mascot representing Moxian Platform. Below are some pictures of Moya with different expressions:

Regulations

As we engage in the business of licensing and commercializing our intellectual property rights in China, we should comply with the Chinese Regulations on Administration of Import and Export of Technology as well as rules and regulations of trademark licensing pursuant to the Trademark Law of China.

Employees

As of September 30, 2014, the Company had 3 employees working in administration.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently trading on the OTC Market Group’s OTCQB.  Our common stock was traded under the symbol “FSCN” until April 16, 2013 and later changed to “MOXG” until July 23, 2014. The symbol for our common stock was subsequently changed to “ITGU.” Since January 6, 2015, our common stock is trading under the symbol “REBL.” Our common stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following prices reflect a 1-for-5 reverse split of its common stock on July 23, 2014.

	High	Low
Fiscal Year 2013*	Bid	Bid
First Quarter*	$-	$-
Second Quarter*	$-	$-
Third Quarter*	$-	$-
Fourth Quarter	$0.8	$0.28

	High	Low
Fiscal Year 2014	Bid	Bid
First Quarter	$0.34	$0.19
Second Quarter	$0.38	$0.21
Third Quarter	$0.21	$0.18
Fourth Quarter	$1.10	$0.85

* The Company’s Common Stock did not trade until June 2013.

As of January 8, 2015, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $1.01 per share.

Holders

As of the date of this Annual Report, we had 2,300,118 shares of our Common Stock par value, $.0001 issued and outstanding. There were approximately 571 beneficial owners of our common stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2014.

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

The "Company", "we," "us," and "our," refer to (i) Rebel Group, Inc. (formerly, Inception Technology Group, Inc.), a Florida corporation, and (ii) Moxian Intellectual Property Limited, a Samoa company.

Overview

The Company was a social network that integrated social media and business into the Moxian Platform and utilized a website and social media to promote business of its clients and assist them to find consumers online and bring them into real-world stores. After consummation of the transactions under the Assignment and Assumption Agreement and License and Acquisition Agreement, we changed our business to licensing and commercializing our intellectual property rights that are related to the social media business based on the Moxian Platform (the “Moxian Business”).

After the filing of this Report, the Company plans to divest the Moxian Business by selling the equity interests in Moxian Samoa to MOXC and acquire a new business. Once the proceeds from the sale of Moxian Samoa are received, we plan to distribute the Samoa Proceeds as well as the License and Acquisition Unpaid Proceeds to the Company’s shareholders on a pro rata basis. The Company is also in the process of negotiating the acquisition of the business of Rebel Holdings Limited, which operates under the trade name “Rebel Fighting Championship” (“Rebel FC”), a company incorporated under the laws of British Virgin Islands. Rebel FC hosts mixed martial arts events and records and broadcasts TV programs featuring MMA fighting in Asian countries.

The Company is currently reviewing Rebel FC due diligence documents and files and there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. The completion of acquisition is contingent on the following factors:

       ●       Satisfaction of our due diligence investigation on Rebel FC,

       ●       Rebel FC providing U.S. GAAP audited financial statements for the past two fiscal years and the subsequent interim period, and

       ●       Rebel FC entering into acquisition documents that are satisfactory to the Company.

As of September 30, 2013 and September 30, 2014, our accumulated deficits were $945,153 and ($790,279), respectively. Our stockholders’ equity (deficiency) was $991,653 and ($735,279) respectively. We have so far generated nil in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the year ended September 30, 2014 compared with the year ended September 30, 2013

Gross Revenues

The Company received sales revenues of $0 in the year ended September 30, 2014 compared to $0 being generated in the year ended September 30, 2013.

Operating Expenses

Operating expenses for the years ended September 30, 2014 and September 30, 2013, were $8,347 and nil, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Loss

Net income (loss) for the years ended September 30, 2014 and September 30, 2013, were $1,735,496 and ($759,181), respectively. Basic and diluted net profit (loss) per share amounted to $0.01 and ($0.00) respectively for the years ended September 30, 2014 and September 30, 2013.

The increase in net profit was mainly due to the gain from on disposal of subsidiaries in February 2014.

Liquidity and Capital Resources

At September 30, 2014 we had working capital of $991,653 with cash on hand of $0 as compared to working capital of $1,000,072 with our cash of $753,098 as of September 30, 2013.

Net cash used in operating activities for the year ended September 30, 2014 was $1,207,446 as compared to $766,887 for the year ended September 30, 2013. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth.

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results

Critical Accounting Policies and Estimates

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of September 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Dominic K.F. Chan & Co. Dominic K.F. Chan & Co is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2015. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Liew Kwong Yeow	59	President, Chief Executive Officer and sole Director

Mr. Liew Kwong Yeow, age 59, has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He held senior positions and mainly responsible for quality, engineering and procurement of related products and services. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet Telecommunications Torino Italy in China and fine-tuning its supply chains, and with Mr. Liew’s assistance, the entire operations of Urmet became significantly competitive in the China markets. Prior to that, Mr. Liew was the General Manager of Aztech Singapore’s plant in China from 2001 through 2005. During 1992 through 2001, he served as the head of QA Operations of the manufacturing facilities of Pheonix Mecano Switzerland in Singapore. Mr. Liew received his diploma in Electrical Engineering from Singapore Polytechnics University in 1974. He also completed the management study programs in: City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese.

The Board of Director reached a conclusion that Mr. Liew should serve as a Director of the Company based on his extensive experience in management.

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

Meetings of the Board of Directors

During its fiscal year ended September 30, 2014, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Liew serves as the sole officer and director of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer and Chief Financial Officer and other “named executive officers” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Liew Kwong Yeow(1)	2014	$–	–	–	–	–	–	–	–
President and CEO	2013	$–	–	–	–	–	–	–	–

(1)	Mr. Liew is serving as the Company’s President and CEO since February 27, 2013.

The Company does not have an employment agreement with Mr. Liew and Mr. Liew has not received any compensation during the fiscal year of 2014.  We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2014. No equity awards were made during the fiscal year ended September 30, 2014.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended September 30, 2014, and 2013.

DIRECTOR COMPENSATION

Name and Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Liew Kwong Yeow (1)	2014	0	0	0	0
	2013	0	0	0	0

Lin Kuan Liang Nicolas (2)	2014	0	0	0	0
	2013	0	0	0	0

(1)	Mr. Liew is serving as the Company’s director since February 27, 2013.
(2)	Mr. Lin served as the Company’s director from February 27, 2013 to May 5, 2014.

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

Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Officers and Directors
Liew Kwong Yeow 407 Sinming Garden #09-209 Singapore 570407	CEO and Director	Common Stock, $0.0001 par value	0	-

All officers and directors as a group (1 person named above)		Common Stock, $0.0001 par value	0	-

5% Securities Holders
Medicode Group Limited Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong		Common Stock, $0.0001 par value	1,050,000	45.65%

Bright Growth Capital Limited Unit No 304, New East Ocean Centre, No 9 Science Museum Road, T.S.T., Kowloon, Hong Kong		Common Stock, $0.0001 par value	400,000	17.39%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (2,300,118 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The number of shares has reflected the result of the 1-for-5 reverse split of Common Stock effected on July 23, 2014 and the 1-for-20 reverse split of Common Stock effected on December 5, 2014.

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

ACCOUNTING FEES AND SERVICES	2014	2013

Audit fees	$17,500	$36,154
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$17,500	$36,154

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

The following are filed as part of this report:

Financial Statements

The following financial statements of Rebel Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2014 and September 30, 2013	F – 3

Consolidated Statements of Operations for the years ended September 30, 2014 and September 30, 2013 and for the Period from September 13, 2011 (inception) to September 30, 2014	F – 4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2014 and September 30, 2013 and for the Period from September 13, 2011 (inception) to September 30, 2014	F – 5

Consolidated Statements of Cash Flows for the year ended September 30, 2014 and September 30, 2013 and for the Period from September 13, 2011 (inception) to September 30, 2014	F – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 22

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc.*

10.1	Assignment and Assumption Agreement, dated February 19, 2014, among Moxian HK, Moxian Shenzhen and Moxian Samoa. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.2	License and Acquisition Agreement, dated February 21, 2014, among the Company, MOXC, Moxian BVI and Moxian CN Samoa. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

21.1	List of Subsidiaries. *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2015	REBEL GROUP, INC.

	By:	/s/ Liew Kwong Yeow
Liew Kwong Yeow Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 8, 2015	/s/ Liew Kwong Yeow
Liew Kwong Yeow
Chief Executive Officer and Director

REBEL GROUP, INC.

(Formerly known as Inception Technology Group, Inc.)

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

REBEL GROUP, INC.

We have audited the accompanying consolidated balance sheets of Rebel Group, Inc. (the “Company”), a development stage company, as of September 30, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the years ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of its operations and their cash flows for the years ended September 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, January 8, 2015

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	Sept 30, 2014	Sept 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$753,098
Accounts receivable	-	1,032.00
Prepayments, deposits and other receivables	991,653	74,148.00
Total current assets	991,653	828,278
Property and equipment, net (Note 3)	-	171,794
TOTAL ASSETS	$991,653	$1,000,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$-	$39,379
Unearned revenue	-	4,782
Loans from former shareholders (Note 4)	-	1,691,190
Total current liabilities	-	1,735,351
Total liabilities	$-	$1,735,351

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock: 500,000,000 authorized ; $0.0001 par value; 46,000,000 shares issued and outstanding*	$4,600	$4,600
Additional paid-in capital	41,900	41,900
Surplus (deficit) accumulated during the development stage	945,153	(790,343)
Accumulated other comprehensive income	-	8,564
Total stockholders’ equity (deficit)	991,653	(735,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$991,653	$1,000,072

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013, and reflect the 1-for-5 reverse split of its issued and outstanding common stock effected on July 9, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

			For the period
			from Inception
	For the	For the	Sept 13, 2011
	year ended	year ended	to
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014

Revenues, net	$-	$-	$-

Cost and expenses
Cost of sales	-	-	-
Depreciation and amortization expenses	-	-	-
Selling, general and administrative expenses	8,347	-	39,095
Loss from operations	(8,347)	-	(39,095)

Other income
Gain on disposal of subsidiaries	2,551,298	-	2,551,298
Loss from continuing operations before income tax	2,542,951	-	2,512,203

Income tax expenses	-	-	-
Net profit (loss) from continuing operations	2,542,951	-	2,512,203

Loss from discontinued operations, net of tax	(807,455)	(759,181)	(1,567,050)
Net profit (loss)	1,735,496	(759,181)	945,153

Foreign currency translation adjustments	-	-	-
Comprehensive income (loss)	$1,735,496	$(759,181)	$945,153

Earnings per share (note 6)
Basic and diluted:
Net profit (loss)	$0.04	$(0.02)
Net profit (loss) from continuing operations	0.06	0.00
Net profit (loss) from discontinuing operations	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding*	46,000,000	46,000,000

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013, and reflect the 1-for-5 reverse split of its issued and outstanding common stock effected on July 9, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated
				surplus	Accumulated
			Additional	(deficit)	other
	Common Stock*		paid in	development	comprehensive
	Shares	Amount	capital	stage	income	Total

Balance at Inception, September 13, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash at $.00025 per share (par value $.0001) on September 13, 2011	36,000,000	3,600	5,400	-	-	9,000
Net loss	-	-	-	(2,100)	-	(2,100)

Balance, September 30, 2011	36,000,000	$3,600	$5,400	$(2,100)	$-	$6,900

Common shares issued to Investor for cash at $.00375 per share (par value $.0001) on March 14, 2012	10,000,000	1,000	36,500	-	-	37,500
Net loss	-	-	-	(29,062)	-	(29,062)

Balance, September 30, 2012	46,000,000	$4,600	$41,900	$(31,162)	$-	$15,338

Cancelled of 105,000,000 shares by a shareholder on April 25, 2013	(21,000,000)	(2,100)	-	-	-	(2,100)
Issuance of 105,000,000 shares for a share exchange transaction on April 25, 2013	21,000,000	2,100	-	-	-	2,100
Net loss	-	-	-	(759,181)	-	(759,181)
Foreign currency adjustment	-	-	-	-	8,564	8,564

Balance, September 30, 2013	46,000,000	$4,600	$41,900	$(790,343)	$8,564	$(735,279)

Net profit	-	-	-	1,735,496	-	1,735,496
Foreign currency adjustment	-	-	-	-	(8,564)	(8,564)

Balance, September 30, 2014	46,000,000	$4,600	$41,900	$945,153	$-	$991,653

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013, and reflect the 1-for-5 reverse split of its issued and outstanding common stock effected on July 9, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			For the period
	For the	For the	from Inception
	year	year	Sept 13, 2011
	ended	ended	to
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014
OPERATING ACTIVITIES
Net profit (loss)	$1,735,496	$(759,181)	$945,153
Loss from discontinued operations	807,455	759,181	1,567,050
Loss from continuing operations	2,542,951	-	2,512,203
Gain on disposal of subsidiaries	(2,551,298)	-	(2,551,298)
Changes in operating assets and liabilities:
Increase in deposits, prepayments and other receivables	(991,653)	-	(991,653)
Net cash used in operating activities - continuing operations	(1,000,000)	-	(1,030,748)
Net cash used in operating activities - discontinued operations	(207,446)	(766,887)	(964,183)
Net cash used in operating activities	(1,207,446)	(766,887)	(1,994,931)

INVESTING ACTIVITIES
Net cash used in investing activities - continuing operations	-	-	-
Net cash used in investing activities - discontinued operations	(2,680)	(197,107)	(199,787)
Net cash used in investing activities	(2,680)	(197,107)	(199,787)

FINANCING ACTIVITIES
Capital stock issued for cash	-	-	4,650
Paid In capital	-	-	41,850
Net cash provided by financing activities - continuing operations	-	-	46,500
Net cash provided by financing activities - discontinued operations	457,028	1,691,190	2,148,218
Net cash provided by financing activities	457,028	1,691,190	2,194,718

Effect of foreign currency translation	-	8,564	-
Net (decrease) increase in cash and cash equivalents	(753,098)	727,196	-
Cash and cash equivalents, beginning of year	753,098	17,338	-
Cash and cash equivalents, end of year	$-	$753,098	$-

Supplemental cash flow disclosures:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. Effective on April 16, 2013, the Company changed its name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective on April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,0000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (“Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, the Company effected a 20-for-1 forward stock split of the Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On April 25, 2013, pursuant to a Share Exchange Agreement, the Company completed a reverse acquisition of Moxian BVI and its wholly-owned subsidiaries, including Moxian HK, Moxian Shenzhen and Moxian Malaysia (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. Since the incorporation of the business of Moxian BVI, the Company changed its business to develop social network platform that integrates social media and business into one single platform.

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

REBEL GROUP, INC.

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

On July 9, 2014, the Company amended its Articles of Incorporation to change its corporate name from “Moxian Group Holdings, Inc.” to “Inception Technology Group Inc.” and implement a 1-for-5 reverse split of its issued and outstanding Common Stock.

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

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since September 13, 2011 (inception), the Company has revenue of nil, other income of $2,551,298 and has incurred an accumulated surplus of $945,153.

The Company is currently devoting its efforts to develop intellectual property rights relating to social networking website and through which to generate servicing income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate servicing income, and ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

REBEL GROUP, INC.

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

REBEL GROUP, INC.

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

REBEL GROUP, INC.

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

REBEL GROUP, INC.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment, net

	As of
	Sept 30, 2014	Sept 30, 2013

Computers	$-	$66,928
Office equipment	-	23,400
Furniture and fixtures	-	11,638
Leasehold improvements	-	95,728
Total property and equipment	-	197,694
Less: accumulated depreciation and amortization	-	(25,900)
Total property and equipment, net	$-	$171,794

The depreciation expenses for the years ended September 30, 2014 and 2013 were nil and $11,088, respectively.

4.	Loans from former shareholders

The loans were made to the Company and were unsecured, interest free and will be due and payable in 12 months. Details of the loans were as follows:

	As of
Repayment due date	Sept 30, 2014	Sept 30, 2013
April 29, 2014	$-	$69,903
May 30, 2014	-	81,282
August 9, 2014	-	853,462
April 17, 2014	-	13,057
January 24, 2014	-	77,371
May 19, 2014	-	5,803
May 22, 2014	-	100,325
May 30, 2014	-	100,325
April 29, 2014	-	368,385
September 10, 2014	-	21,277
	$-	$1,691,190

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Shareholders’ equity

Prior to April 16, 2013, the authorized capital stock of the Company consisted of 250,000,000 shares of Common Stock with a par value of $0.0001. The Company issued 9,000,000 shares of our Common Stock to Marilyn Stark(the “Stark”), our former CEO and former sole Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $.001).

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

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Earnings per share

	For the years ended September 30,
	2014	2013

Net profit (loss) for computing earnings per share	$1,735,496	$(759,181)
Net profit (loss) from continuing operations for computing earnings per share	2,542,951	-
Net loss from discontinuing operations for computing earnings per share	$(807,455)	$(759,181)

Weighted-average shares of common stock outstanding in computing net loss per common stock*
Basic	46,000,000	46,000,000
Dilutive shares	-	-
Diluted	46,000,000	46,000,000

Basic and diluted earnings per share:
Net profit (loss)	$0.04	$(0.02)
Net profit (loss) from continuing operations	0.06	0.00
Net profit (loss) from discontinuing operations	$(0.02)	$(0.02)

*The number of shares of common stock has been retroactively restated to reflect the 20-for-1 forward stock split effected on April 16, 2013, and reflect the 1-for-5 reverse split of its issued and outstanding common stock effected on July 9, 2014.

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Income taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period September 13, 2011 (date of inception) through September 30, 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

8.	Commitments and contingencies

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the year ended September 30, 2014.

9.	Discontinued operations

On February 21, 2014, the Company completed the sale of Moxian BVI and its subsidiaries pursuant to the License and Acquisition Agreement. A total gain of $2,551,298 was recorded in the Company’s statement of operations and comprehensive income for the year ended September 30, 2014.

The following operational results for the disposal subsidiaries for the period from October 1, 2013 to February 20, 2014, which was also accounted as loss from discontinued operations, net of tax in the statement of operations and comprehensive income for the year ended September 30, 2014:

Revenues, net	$96,964

Cost and expenses
Cost of sales	2,476
Depreciation and amortization expenses	19,915
Selling, general and administrative expenses	882,028
Loss from operations	(807,455)

Income tax expenses	-
Net loss	(807,455)

REBEL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended September 30, 2014.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

AND NOTES THERETO

The accompanying unaudited condensed pro forma combined financial information consists of the combined balance sheet as of September 30, 2014 of Rebel Group, Inc., (f/k/a Inception Technology Group, Inc., the “Company” or “Rebel Group”) was incorporated under the laws of the State of Florida, and Pure Heart Entertainment Pte Ltd, a Singapore corporation (“Pure Heart”) and their combined statements of operations for the year ended September 30, 2014, as though the transactions therein described had occurred on the balance sheet date and at the commencement of the period presented. The objective of this pro forma is to show what the significant effects on historical financial information might have been had the herein described transaction occurred at an earlier date.

The Company intends to enter into a share exchange agreement with the shareholders of Rebel Holdings Limited (“Rebel”) by the end of January 2015. Pursuant to the share exchange agreement (the “Exchange Agreement”) the Company intends to issue 20,700,000 shares of its common stock, par value $.0001 per share in exchange for 50,000 shares of ordinary shares, par value $1.00 per share of Rebel, constituting all of the issued and outstanding securities of Rebel (the “Share Exchange”). The condensed pro forma combined financial information presents historical financial statements, pro forma adjustments and the pro forma results.

REBEL GROUP, INC.

PRO FORMA COMBINED INCOME STATEMENT (UNAUDITED)

FOR THE YEAR ENDED SEPTEMBER 30, 2014

	Rebel	Pure	Pro forma	Pro forma
	Group	Heart	Adjustment	Total

Revenues, net	-	1,107,767		1,107,767

Cost and expenses
Cost of sales	-	555,169		555,169
Depreciation and amortization expenses	-	14,955		14,955
Selling, general and administrative expenses	8,347	356,033		364,380
Loss from operations	(8,347)	181,610		173,263

Other income
Gain on disposal of subsidiaries	2,551,298	-		2,551,298
Loss from continuing operations before income tax	2,542,951	181,610		2,724,561

Income tax expenses	-	8,045		8,045
Net profit from continuing operations	2,542,951	173,565		2,716,516

Loss from discontinued operations, net of tax	(807,455)	-		(807,455)
Net profit	1,735,496	173,565		1,909,061

REBEL GROUP, INC.

PRO FORMA COMBINED INCOME STATEMENT (UNAUDITED)

FOR THE YEAR ENDED SEPTEMBER 30, 2014

(Continued)

Earnings per share
Basic and diluted:
Net profit	0.04
Net profit from continuing operations	0.06
Net loss from discontinuing operations	(0.04)

Basic and diluted weighted average common shares outstanding	46,000,000

REBEL GROUP, INC.

PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)

AS AT SEPTEMBER 30, 2014

	Rebel	Pure	Pro forma	Pro forma
	Group	Heart	Adjustment	Total

ASSETS
CURRENT ASSETS
Cash and cash equivalents	-	50,835		50,835
Trade and other receivables	991,653	200,973		1,192,626
Total current assets	991,653	251,808		1,243,461
Property and equipment, net	-	71,835		71,835
Intangible assets	-	144,179		144,179
TOTAL ASSETS	991,653	467,822		1,459,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables	-	41,846		41,846
Due to a shareholder	-	65,711		65,711
Income tax payables	-	7,930		7,930
Total current liabilities	-	115,487		115,487
Total liabilities	-	115,487		115,487

REBEL GROUP, INC.

PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)

AS AT SEPTEMBER 30, 2014

(Continued)

STOCKHOLDERS’ EQUITY
Capital stock
Common stock	4,600	237,893	(235,823	)(1)	6,670
Additional paid-in capital	27,500	-	235,823	(1)	263,323
Surplus accumulated during the development stage	959,553	118,745			1,078,298
Accumulated other comprehensive income	-	(4,303)			(4,303)
Total stockholders’ equity	991,653	352,335			1,343,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	991,653	467,822			1,459,475

NOTES TO PRO FORMA FINANCIAL STATEMENTS

Notes to the Unaudited Condensed Combined Pro Forma Financial Information:

(1)	Reflect the issuance of 20,700,000 shares of common stock by Rebel Group, Inc., for the acquisition of all issued and outstanding shares of capital stock of Rebel.

