Form 10-Q
period 2015-03-31
Rebel Group, Inc.
filed 2015-05-15
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-177786

REBEL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	45-3360079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 7500A Beach Road, Unit 12-313, The Plaza

Singapore 199591

(Address of Principal Executive Offices)

Tel. +6562940423

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

As of May 15, 2015, the registrant had 23,800,118 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6–16

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,917	$135,034
Trade and other receivables	80,547	14,734
Note receivable (Note 3)	7,782,000	-
Total current assets	7,876,464	149,768
Property and equipment, net (Note 4)	57,602	64,463
Intangible assets	147,100	152,519
TOTAL ASSETS	$8,081,166	$366,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank loan – short term portion (Note 5)	$11,655	$12,595
Accruals and other payables	9,357	5,778
Due to related party (Note 6)	279,823	227,779
Income tax payables	-	1,593
Total current liabilities	300,835	247,745
Bank loan (Note 5)	20,922	23,587
Total liabilities	$321,757	$271,332

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
Common stock:$0.0001 par value; 23,000,118 shares issued and outstanding*	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,707,400	49,069
Accumulated other comprehensive income	2,009	(3,651)
Total stockholders’ equity	7,759,409	95,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,081,166	$366,750

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Revenues, net	$157	$-

Cost and expenses
Cost of sales	16,312	-
Depreciation and amortization expenses	4,731	4,855
General and administrative expenses	114,346	29,689
Finance costs	1,229	-
(Loss)/ income from operations	(136,461)	(34,544)

Other income:
Gain on disposal of a subsidiary	6,782,000	-
Interest income	12,792	-
Total other income	6,794,792	(34,544)

Income tax expenses	-	-
Net income (loss)	6,658,331	(34,544)

Foreign currency translation adjustments	5,660	-
Comprehensive income (loss)	$6,663,991	$(34,544)

Earnings per share (Note 8)

Basic and diluted loss per common share	$23,000,118	$20,700,000

Basic and diluted weighted average common shares outstanding	0.29	(0.00)

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common Stock					Accumulated
			Additional	Pure		other
	The Company		Paid-in	Heart	Retained	comprehensive
	Shares	Amount	capital	Amount	earnings	income	Total

Balance, January 1, 2013	-	$-	$-	$23,310	$(21,355)	$929	$2,884

Foreign currency adjustment	-	-	-	-	-	(2,875)	(2,875)
Issuance of shares	-	-	-	214,583	-	-	214,583
Net income	-	-	-	-	59,685	-	59,685

Balance, December 31, 2013	-	$-	$-	$237,893	$38,330	$(1,946)	$274,277

Foreign currency adjustment	-	-	-	-	-	(1,705)	(1,705)
Eliminated on combination	-	-	-	(237,893)	-	-	(237,893)
Issuance of shares	23,000,118	2,300	47,700	-	-	-	50,000
Net income	-	-	-	-	10,739	-	10,739

Balance, December 31, 2014	23,000,118	$2,300	$47,700	$-	$49,069	$(3,651)	$95,418

Net income	-	-	-	-	6,658,331	-	6,658,331
Reverse acquisition	-	-	-	-	1,000,000	-	1,000,000
Foreign currency adjustment	-	-	-	-	-	5,660	5,660

Balance, March 31, 2015	23,000,118	$2,300	$47,700	$-	$7,707,400	$2,009	$7,759,409

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS,

(Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income/(loss)	$6,658,331	$(34,544)
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	4,731	4,855
Gain on disposal of subsidiaries	(6,782,000)	-
	(118,938)	(29,689)
Changes in operating assets and liabilities:
(Increase)/decrease in trade and other receivables	(65,813)	66,808
Increase/(decrease) in accruals and other payables	3,579	(93,451)
Increase/(decrease) in income tax payables	1,593	(1,662)
Net cash used in operating activities	(179,579)	(57,994)

Cash flows from financing activities:
Bank loan repayment	(3,328)	-
Due to related party	52,044	48,419
Net cash provided by financing activities	48,716	48,419

Effect of foreign currency translation	9,746	427
Decrease in cash and cash equivalents	(130,863)	(9,575)
Cash and cash equivalents at beginning of year	135,034	70,437
Cash and cash equivalents at end of year	$13,917	$61,289

Supplemental cash flow disclosures:
Cash paid for interest expense	$1,045	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., the “Company,” “we” or “us") was incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top level athletic talent. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world.

On April 25, 2013, pursuant to a share exchange agreement, the Company completed a reverse acquisition of Moxian Group Limited, a company incorporated under the laws of British Virgin Islands (“Moxian BVI”) and its wholly-owned subsidiaries, including Moxian (Hong Kong) Limited (“Moxian HK”), Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”) and Moxian Malaysia SDN BHD (“Moxian Malaysia”). Since the incorporation of the business of Moxian BVI, the Company changed its business to develop a social network platform that integrates social media and business into one single platform.

On February 17, 2014, the Company incorporated a new wholly-owned subsidiary Moxian Intellectual Property Limited under the laws of Samoa (“Moxian IP”). On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian IP, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian IP for consideration of $1,000,000. As a result, the Company owns and controls such IP Rights through Moxian IP.

On February 19, 2014, the Company entered into a License and Acquisition Agreement (the “License and Acquisition Agreement”) with Moxian China, Inc. (“MOXC”), pursuant to which the Company agreed to sell 100% of the equity interests of Moxian BVI together with its subsidiaries to Moxian CN Group Limited, a wholly-owned subsidiary of MOXC (“Moxian CN Samoa”) in consideration of an aggregate of $1,000,000 (“Moxian BVI Transfer Price”).

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use our IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where we conduct business and the exclusive right to promote Moxian products and services for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing from the second year from the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit of distribution and sale of its products and services as an earned royalty.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

On July 9, 2014, the Company implement a 1-for-5 reverse split of its issued and outstanding Common Stock.

On December 5, 2014, the Company implemented a 1-for-20 reverse stock split of its issued and outstanding Common Stock.

On January 30, 2015, we completed the acquisition of Rebel Holdings Limited (“Rebel FC”) pursuant to a Share Exchange Agreement. (“Share Exchange Agreement,” such transaction, the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of its Common Stock, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction constitute approximately 90% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart Entertainment Pte Ltd. (“Pure Heart”) and SCA Capital Limited (“SCA Capital”), became the Company’s wholly-owned subsidiaries. The acquisition was accounted for as a reverse merger and recapitalization effected by the Share Exchange Transaction. Rebel FC is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Simultaneously with the consummation of the Share Exchange Transaction, on January 30, 2015, we entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with MOXC to sell all the equity interests of Moxian IP for $6,782,000 (the “Moxian IP Transfer Price”). Under the Equity Transfer Agreement, the Company and MOXC agreed to terminate the License and Acquisition Agreement. As a result, the liabilities of MOXC and the rights of the Company thereunder, other than the Moxian BVI Transfer Price, were terminated. Pursuant to the Equity Transfer Agreement, MOXC shall repay the Moxian IP Transfer Price and the Moxian BVI Transfer Price in the aggregate of $7,782,000 in the form of a convertible promissory note (the “Note”) issued by MOXC.

Rebel FC, which utilizes the trade name of Rebel Fighting Championship, was incorporated on October 28, 2014 in British Virgin Islands and engages in hosting and promoting MMA events since its corporation.

Pure Heart was incorporated under the laws of the Singapore on August 24, 2000 under the laws of Singapore. On June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of the Company and is dedicated to hosting and promoting MMA events.

SCA Capital, a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became the wholly-owned subsidiary of Rebel FC.

2.	Summary of principal accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and reflect the activities of the following subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidation.

The Company's unaudited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The fiscal year end is December 31.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivable, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the combined financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

REBEL GROUP, INC.

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

Equipment	3 - 5 years

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

REBEL GROUP, INC.

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

REBEL GROUP, INC.

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

The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that unaudited consolidated collateralized financing entity at fair value in the unaudited consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period.

The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference.

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a unaudited consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a unaudited consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the unaudited consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that unaudited consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the unaudited consolidated statement of income (loss).

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

3.	Notes receivable

Under the License and Acquisition Agreement dated February 19, 2014, the Company sold 100% of the equity interests of Moxian BVI together with its subsidiaries to Moxian CN Samoa in consideration of an aggregate of $1,000,000.

Pursuant to the Equity Transfer Agreement dated January 30, 2015, we transferred 100% of the equity interests of Moxian IP to MOXC for $6,782,000. MOXC shall repay the Moxian IP Transfer Price and the Moxian BVI Transfer Price in the aggregate of $7,782,000 in the form of a convertible promissory note (the “Note”) issued by MOXC. The maturity date for the Note is October 30, 2015 with 1% interest per annum, and all sums due under this Note can be converted at the conversion price of $1.00 per share (“Conversion Price”) at the option of MOXC, if the volume weighted average price (“VWAP”) of MOXC’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than the Conversion Price. Under the Note, MOXC has a right of first refusal to purchase the shares issuable upon conversion at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

Gain on disposal of subsidiary:
Consideration transferred	$6,782,000
Less: fair value of identifiable net assets acquired	-
$6,782,000

4.	Property and equipment

	As of
	March 31, 2015	December 31, 2014

Equipment	$80,454	$84,260
Less: accumulated depreciation and amortization	22,852	19,797
Total property and equipment, net	$57,602	$64,463

The depreciation expenses for the three months ended March 31, 2015 and 2014 were $4,731 and $4,855, respectively.

5.	Bank loan

	As of
	March 31, 2015	December 31, 2014

Repayable within one year	$11,655	$12,595
Repayable after one year	20,922	23,587
Total bank loan	$32,577	$36,182

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The interest expenses for the three months ended March 31, 2015 and 2014 were $1,045 and nil, respectively.

On August 15, 2014, Pure Heart and DBS Bank entered into a banking facility (the “Banking Facility”), pursuant to which DBS Bank disbursed Singapore dollar $50,000 to Pure Heart for working capital. The interest rate of the loan is 6.00% per annum on monthly outstanding balance. The term for the banking facility is three years. Pure Heart shall repay in 36 installments for Singapore dollar $1,522 each month. Mr. Leong Khian Kiee and Mr. Leong Aan Yee, Justin, the directors of Pure Heart personally guaranteed the Banking Facility jointly and severally.

6.	Due to related party

As of March 31, 2015, the company owed in the amount of $279,823 to Mr. Leong Khian Kiee, a director of the Company and as of December 31, 2014, the company owed $227,779 to Mr. Leong Aan Justin, our CEO and President. The loans to the officers and directors is unsecured, interest free and has no fixed terms of repayment.

7.	Shareholders’ equity

Prior to April 16, 2013, the authorized capital stock of the Company consisted of 250,000,000 shares of Common Stock with a par value of $0.0001. The Company issued 9,000,000 shares of our Common Stock to Marilyn Stark (the “Stark”), our former CEO and former sold Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $0.001).

The Company sold 2,500,000 shares of Common Stock to a group of Investors on March 14, 2012 for cash in the amount of $37,500 (per share price of $0.015).

On February 27, 2013, Stark entered into a Securities Purchase Agreement with (the “Purchase Agreement”) with three investors (the “Purchasers”), pursuant to which Stark sold to the Purchasers her 9,000,000 shares of Common Stock of the Company.

On April 16, 2013, the Company amended its Articles of Incorporation to implement a 20-for-1 Forward Split. As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

On April 25, 2013, the Company entered into a share exchange agreement with Moxian BVI and Medicode Group Limited, the sole stockholder of Moxian BVI (the “Moxian Stockholder”). Since the incorporation of the business of Moxian BVI, the Company changed its business to develop social network platform that integrates social media and business into one single platform.

On July 9, 2014, the Company amended its Articles of Incorporation (the “Amendments”) to implement a 1-for-5 reverse split of its issued and outstanding common stock (the “Reverse Split”).

On July 23, 2014, the Financial Industry Regulatory Authority approved and declared the Amendments to be effective. As a result, 230,000,000 shares of Common Stock prior to the Reverse Split decreased and without any further action from the Company’s stockholders, to 46,000,000 shares of common stock. The Reverse Split will not alter the total number of the authorized shares or the par value of the shares of the Company.

On December 5, 2014, the Company implemented a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $0.0001 per share. As a result, the number of total outstanding shares become 2,300,118.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Shareholders’ equity (Continued)

On January 30, 2015, the Company, Rebel FC and the stockholder of Rebel FC who owned 100% of Rebel FC (the “Rebel FC Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of its Common Stock, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction constitute approximately 90% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart and SCA Capital, became the Company’s wholly-owned subsidiaries.

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

8.	Earnings per share

	For the three months ended March 31,
	2015	2014

Net income (loss) attributable to ordinary shareholders for computing basic net loss per ordinary share	$6,658,331	$(34,544)

Weighted-average shares of common stock outstanding in computing net loss per common stock of the Company
Basic	23,000,118	20,700,000
Dilutive shares	-	-
Diluted	23,000,118	20,700,000

Basic earnings per share	$0.29	(0.00)
Diluted earnings per share	$0.29	(0.00)

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Income taxes

Rebel Group, Inc. was incorporated in Florida and is subject to income tax under the state laws of Florida and federal income tax of the U.S.

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the three months ended March 31, 2015 and 2014.

10.	Commitments and contingencies

Operating Lease

Significant commitment as at March 31, 2015 are as follows:

Twelve months ended March 31,
2016	$30,079
2017	2,423
2018	-
Thereafter	-
Total minimum lease payments	$32,502

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended March 31, 2015.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the three months ended March 31, 2015.

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

The "Company", "we," "us," and "our," refer to the combined business of (i) Rebel Group, Inc., a Florida corporation (“REBL”), (ii) Rebel Holdings Limited, a company incorporated under the laws of British Virgin Island sand a wholly-owned subsidiary of REBL (“Rebel FC”); (iii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart”); and (iv) SCA Capital Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of Rebel FC (“SCA Capital”).

Overview

Immediately after the completion of the Share Exchange Transaction, as defined below, by and among REBL, Rebel FC, and the sole stockholder of Rebel FC on January 5, 2015 as well as the Equity Transfer Transaction, as defined below, by and among REBL and Moxian China, Inc., a Nevada corporation (“MOXC”), the Company discontinued its social media business and changed its business to producing dynamic mixed martial arts (“MMA”) fighting events and promoting the sport of MMA fighting in China, Singapore, and Australia. The Company is engaged in the business of organizing, promoting and hosting MMA events featuring top level athletic talent. We also contract with various production crews which enable us to produce and distribute videos of our MMA events through social media as well as the internet at large. We also sell the rights to distribute videos of our events to interested televisions stations.

On January 30, 2015, we entered into a Share Exchange Agreement with Rebel FC and its sole stockholder (the “Share Exchange Transaction”), whereby we acquired 100% equity interests of Rebel FC in exchange of issuance of 20,700,000 shares of our Common Stock to Rebel FC’s stockholder. Our acquisition of Rebel FC and its subsidiaries pursuant to the Share Exchange Agreement was accounted for as a reverse merger and recapitalization effected by a share exchange.

Simultaneously with the consummation of the Share Exchange Transaction, on January 30, 2015, we entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with MOXC to sell all the equity interests of Moxian Intellectual Property Limited (“Moxian IP”) for $6,782,000 (the “Moxian IP Transfer Price”). Under the Equity Transfer Agreement, the Company and MOXC agreed to terminate the License and Acquisition Agreement dated February 19, 2014, which provided that the Company agreed to transfer Moxian Group Limited (“Moxian BVI”) to MOXC for $1,000,000 (“Moxian BVI Transfer Price”) and grant the intellectual property rights owned by Moxian IP for loyalty fees. As a result, the liabilities of MOXC and the rights of the Company thereunder, other than the Moxian BVI Transfer Price, were terminated. Pursuant to the Equity Transfer Agreement, MOXC shall repay the Moxian IP Transfer Price and the Moxian BVI Transfer Price in the aggregate of $7,782,000 in the form of a convertible promissory note (the “Note”) issued by MOXC.

Recent Development

We plan to host two MMA events in China in 2015. Our first fight event is scheduled to be held on June 27, 2015 in Qingdao, China. Another event we plan to host will be in Beijing, China in November 2015. We have held press conferences in promoting the events in China and we are in the process of finalizing the partnership with a domestic company in China in hosting the events to comply with local laws. We are also in the application process for permits to host the events in China.

Plan of Operations

The Company plans to continue to host live events in which highly skilled fighters from different martial arts backgrounds compete at different weight classes. We also plan to integrate the introduction of background information and narrative stories of the competing athletes into the broadcasting of fighting events.

The Company seeks to select fighters with a distinguished career for a planned event. After a careful selection process, we plan to market our MMA events by posting on social media or broadcasting through TV channels, video journals and interviews of the fighters.

The Company aims to penetrate into China and Australia MMA market in 2015. We anticipate entering into contracts with free-to-air and cable channels, pay-per-view channels and sports-oriented channels in Singapore, China and Australia. We believe we can acquire sponsorships to promote our events in China and Australia. We also plan to establish a fan club online to create brand loyalty for Rebel’s future events.

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014

Gross Revenues

The Company received sales revenues of $157 in the three months ended March 31, 2015 compared to $0 in the three months ended March 31, 2014. The revenue for the three months ended March 31, 2015 is from refunds received from a ticketing agent.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and three months ended March 31, 2014 were $114,346 and $29,689, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Other Income

Other income for the three months ended March 31, 2015 and three months ended March 31, 2014 were $6,794,792 and nil, respectively. Other income mainly consists of gain on disposal of Moxian IP of $6,194,792.

Net Income

Net income for the three months ended March 31, 2015 and three months ended March 31, 2014, were $6,658,331 and ($34,544), respectively. The net income for the three months ended March 31, 2015 was due to an income derived from a gain from disposal of Moxian IP, a subsidiary of the Company. Basic and diluted net income (loss) per share amounted to $0.29 and ($0.00) respectively for the three months ended March 31, 2015 and three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $7,575,629 which comprised of an note receivable of $7,782,000 and cash on hand of $13,917 as compared to working capital deficit of ($97,977) and cash on hand of $135,034 as of December 31, 2014.

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 was ($179,579) as compared to net cash used in operating activities of ($57,994) for the three months ended March 31, 2014. The cash used in operating activities is mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by financing activities for the three months ended March 31, 2015 was $48,716 as compared to $48,419 for the three months ended March 31, 2014.

We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results. The cash required for our operation varies from month to month depending on whether we will conduct any marketing activities for the fighting events. The burn rate is low for months when we are in the planning stage of the events and we only have to sustain the monthly overhead such as salaries, benefits and other office administrative expenses and professional fees. The burn rate is higher in the period when we prepare and host the events.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

(2) the company required outside assistance in preparing financial disclosure due to its limited history as a public company.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

Management believes that the material weaknesses set forth at (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 2015. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2015.

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

Rebel Group, Inc.

Date: May 15, 2015	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

