Form 10-Q
period 2015-06-30
Rebel Group, Inc.
filed 2015-08-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, the registrant had 238,000,118 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	5

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8 – 15

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,009	$135,034
Trade and other receivables	663,499	14,734
Note receivable (Note 3)	7,782,000	-
Total current assets	8,481,508	149,768
Property and equipment, net (Note 4)	53,999	64,463
Intangible assets	149,782	152,519
TOTAL ASSETS	$8,685,289	$366,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank loan – short term portion (Note 5)	$16,814	$12,595
Accruals and other payables	12,245	5,778
Due to a shareholder (Note 6)	679,833	227,779
Income tax payables	-	1,593
Total current liabilities	708,892	247,745
Bank loan (Note 5)	13,996	23,587
Total liabilities	$722,888	$271,332

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
Common stock:$0.0001 par value; 23,000,118 shares issued and outstanding*	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,914,101	49,069
Accumulated other comprehensive income	(1,700)	(3,651)
Total stockholders’ equity	7,962,401	95,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,685,289	$366,750

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues, net	$348,313	$-	$348,470	$-

Cost and expenses
Cost of sales	7,893	-	24,205	-
Depreciation and amortization expenses	4,561	5,075	9,292	9,930
General and administrative expenses	147,364	139,527	261,710	169,216
Finance costs	1,396	-	2,625	-
Income/ (loss) from operations	187,099	(144,602)	50,638	(179,146)

Other income	-		-
Gain on disposal of a subsidiary	-	-	6,782,000	-
Interest income	19,602	-	32,394	-
Total other income	19,602	-	6,814,394	-

Income tax expenses	-	-	-	-
Net income/ (loss)	206,701	(144,602)	6,865,032	(179,146)

Foreign currency translation adjustments	(3,709)	-	1,951	-
Comprehensive income/ (loss)	$202,992	$(144,602)	$6,866,983	$(179,146)

Earnings per share (Note 8)

Basic and diluted loss per common share	$23,000,118	$20,700,000	$23,000,118	$20,700,000

Basic and diluted weighted average common shares outstanding	0.01	(0.01)	0.30	(0.01)

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

	Common Stock					Accumulated
	The Company		Additional Paid-in	Pure Heart	Retained	other comprehensive
	Shares	Amount	capital	Amount	earnings	income	Total

Balance, January 1, 2013	-	$-	$-	$23,310	$(21,355)	$929	$2,884

Foreign currency adjustment	-	-	-	-	-	(2,875)	(2,875)
Issuance of shares	-	-	-	214,583	-	-	214,583
Net income	-	-	-	-	59,685	-	59,685

Balance, December 31, 2013	-	$-	$-	$237,893	$38,330	$(1,946)	$274,277

Foreign currency adjustment	-	-	-	-	-	(1,705)	(1,705)
Eliminated on combination	-	-	-	(237,893)	-	-	(237,893)
Issuance of shares	23,000,118	2,300	47,700	-	-	-	50,000
Net income	-	-	-	-	10,739	-	10,739

Balance, December 31, 2014	23,000,118	$2,300	$47,700	$-	$49,069	$(3,651)	$95,418

Net income	-	-	-	-	6,865,032	-	6,865,032
Reverse acquisition	-	-	-	-	1,000,000	-	1,000,000
Foreign currency adjustment	-	-	-	-	-	1,951	1,951

Balance, June 30, 2015	23,000,118	$2,300	$47,700	$-	$7,914,101	$(1,700)	$7,962,401

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS,

(Stated in US Dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income/ (loss)	$6,865,032	$(179,146)
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	9,292	9,930
Gain on disposal of subsidiaries	(6,782,000)	-
	92,324	(169,216)
Changes in operating assets and liabilities:
Increase in trade and other receivables	(648,764)	(203,207)
Increase in accruals and other payables	6,467	11,694
Increase in income tax payables	1,593	-
Net cash used in operating activities	(548,380)	(360,729)

Cash flows from financing activities:
Bank loan repayment	(5,372)	-
Due to a shareholder	452,054	341,258
Net cash provided by financing activities	446,682	341,258

Effect of foreign currency translation	2,673	2,662
Decrease in cash and cash equivalents	(101,698)	(19,471)
Cash and cash equivalents at beginning of year	135,034	70,437
Cash and cash equivalents at end of year	$36,009	$53,628

Supplemental cash flow disclosures:
Cash paid for interest expense	$2,052	$-
Cash paid for income taxes	$-	$-

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

Also on January 30, 2015, we transferred 100% equity interests of Moxian Intellectual Property Limited (“Moxian IP), our subsidiary, to Moxian, Inc. (“MOXC”) pursuant to the Equity Transfer Agreement. As a result of the Equity Transfer Transaction, Moxian IP ceased to be a subsidiary of the Company.

Rebel FC, which utilizes the trade name of Rebel Fighting Championship, was incorporated on October 28, 2014 in British Virgin Islands and engages in hosting and promoting MMA events since its corporation.

Pure Heart was incorporated under the laws of the Singapore on August 24, 2000 under the name “Sook Kee Coffeeshop Pte. Ltd.” Effective on November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” To “Pure Heart Entertainment Pte Ltd.” On June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of the Company and is dedicated to hosting and promoting MMA events.

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

3.	Note receivable

On January 30, 2015, MOXC issued a convertible promissory note to the Company at $7,782,000 (the “MOXC Note”). The MOXC Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. Under the MOXC Note, MOXC has the option to convert any and all amounts due under the MOXC Note into the shares of MOXC’s shares of common stock at the conversion price of $1.00 per share (“Conversion Price”), if the VWAP of MOXC’s Common Stock for 30 trading days immediately prior to the date of conversion is higher than the Conversion Price. MOXC also has a right of first refusal to purchase the shares issuable upon conversion of the MOXC Note at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

Gain on disposal of subsidiary:
Consideration transferred	$6,782,000
Less: fair value of identifiable net assets acquired	-
$6,782,000

4.	Property and equipment

	As of
	June 30, 2015	December 31, 2014

Equipment	$84,260	$84,260
Less: accumulated depreciation and amortization	30,261	19,797
Total property and equipment, net	$53,999	$64,463

The depreciation expenses for the six months ended June 30, 2015 and 2014 were $9,292 and $9,930, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Bank loan

	As of
	June 30, 2015	December 31, 2014

Repayable within one year	$16,814	$12,595
Repayable after one year	13,996	23,587
Total bank loan	$30,810	$36,182

The interest expenses for the six months ended June 30, 2015 and 2014 were $2,052 and nil, respectively.

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

6.	Due to a shareholder

As of June 30, 2015 and December 31, 2014, the due to shareholder is $679,833 and $227,779 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

On April 25, 2013, the Company entered into a Share Exchange Agreement with Moxian BVI and Medicode Group Limited, the sole stockholder of Moxian BVI (the “Moxian Stockholder”), pursuant to which .the Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. Since the incorporation of the business of Moxian BVI, the Company changed its business to develop social network platform that integrates social media and business into one single platform.

On July 9, 2014, the Company amended its Articles of Incorporation (the “Amendments”) to implement a 1-for-5 reverse split of its issued and outstanding common stock.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Earnings per share

	For the six months ended June 30,
	2015	2014

Net income/ (loss) attributable to ordinary shareholders for computing basic net loss per ordinary share	$6,865,032	$(179,146)

Weighted-average shares of common stock outstanding in computing net loss per common stock of the Company
Basic	23,000,118	20,700,000
Dilutive shares	-	-
Diluted	23,000,118	20,700,000

Basic earnings per share	$0.30	(0.01)
Diluted earnings per share	$0.30	(0.01)

* The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

9.	Income taxes

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the six months ended June 30, 2015 and 2014.

10.	Commitments and contingencies

Operating Lease

Significant commitment as of June 30, 2015 are as follows:

Twelve months ended June 30,
2016	$25,001
2017	-
2018	-
Thereafter	-
Total minimum lease payments	$25,001

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2015.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Subsequent events

On August 14, 2015, due to the VWAP of 30 trading days of MOXC prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of common stock of MOXC at the conversion price of $1.00.

Except the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the six months ended June 30, 2015.

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

The "Company", "we," "us," and "our," refer to (i) Rebel Group, Inc., a Florida corporation (“REBL”), (ii) Rebel Holdings Limited, a company incorporated under the laws of British Virgin Island sand a wholly-owned subsidiary of REBL (“Rebel FC”); (iii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart,”); (iv) SCA Capital Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of Rebel FC (“SCA Capital”).

Overview

The Company, through Rebel Holdings Limited (“Rebel FC”), organizes, promotes and hosts MMA events featuring top level athletic talent. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events.

The Company seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

As of June 30, 2015 and December 31, 2014, our retained earnings were $7,914,101 and $49,069, respectively. Our stockholders’ equity were $7,962,401 and $95,418, for June 30, 2015 and December 31, 2014, respectively.

Recent Development

On August 14, 2015, due to the VWAP of 30 trading days of MOXC prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of common stock of MOXC at the conversion price of $1.00.

Results of Operations

For the three months ended June 30, 2015 compared with the three months ended June 30, 2014

Gross Revenues

The Company received sales revenues of $348,313 in the three months ended June 30, 2015 compared to $Nil being generated in the three months ended June 30, 2014.

The Company’s sales revenue of $ 348,313 in the three months ended June 30, 2015 primarily comes from royalty fee received and management fee received. In carrying out the event in Singapore, the Company incurred cost of $7,893, the cost were primarily incurred by expense in rental of event venue, and other miscellaneous cost.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and three months ended June 30, 2014 were $147,364 and $139,527, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit (loss) for the three months ended June 30, 2015 and three months ended June 30, 2014, were $206,701, and ($144,602), respectively. Basic and diluted net income (loss) per share amounted $0.01 and ($0.01) respectively for the three months ended June 30, 2015 and three months ended June 30, 2014.

For the six months ended June 30, 2015 compared with the six months ended June 30, 2014

Gross Revenues

The Company received sales revenues of $348,470 in the six months ended June 30, 2015 compared to $Nil being generated in the six months ended June 30, 2014.

The Company’s sales revenue of $348,470 in the six months ended June 30, 2015 primarily comes from royalty fee received and management fee received. In carrying out the event in Singapore, the Company incurred cost of $24,205, the cost were primarily incurred by expense in video recording, rental of event venue, and other miscellaneous cost.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and six months ended June 30, 2014 were $261,710 and $169,216, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

Net Profit (Loss)

Net profit (loss) for the six months ended June 30, 2015 and six months ended June 2014, were $6,865,032 and ($179,146), respectively. Basic and diluted net income (loss) per share amounted $0.30 and ($0.01) respectively for the six months ended June 30, 2015 and six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $7,772,616 consisting of cash on hand of $36,009 as compared to working capital of $991,653 and cash on hand of $Nil as of June 30, 2014.

Net cash used in operating activities for the three months ended June 30, 2015 was $368,801 as compared to net cash used in operating activities of $302,735 for the three months ended June 30, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

The increase of net cash for operating in the three months ended June 30, 2015 was due to an increase of trade and other receivables.

Net cash provided by financing activities for the three months ended June 30, 2015 was $397,966 as compared to $292,839 for the three months ended June 30, 2014. The cash provided by financing activities for the three months ended June 30, 2015 are mainly from amount due to a shareholder.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On June 30, 2015, the Board of Directors (“Board”) of the Company added a directorship of the Board and appointed Mr. Ong Chow Hong as the new director of the Company. Below is the biography of Mr. Ong:

Mr. Ong Chow Hong, age 75, has held the positions of Chief Accountant, Chief Internal Auditor and Director (Audit & Systems) in the Port of Singapore Authority (“PSA”) for 15 years. He was the General Manager of SPECS Consultants Pte Ltd, the consulting agency of the PSA. Previously he worked in the Internal Audit Department of ESSO Berhad in Kuala Lumpur, Malaysia and in a public accountants firm in Perth, Australia. He had also held the position of CEO of Superior Multi-Packaging Ltd, Singapore.

Mr. Ong served as a director and Chairman of Audit Committee of the public-listed companies of Vicom Ltd from 1980 to 2008. He also held position as a director in Superior Multi-Packaging Ltd and Airocean Ltd. in Singapore. He was a director of Cisco Recall Pte Ltd, a joint venture of Cisco Pte Ltd, Singapore and Bramble Ltd of Australia from 1998 to 2004. He was also a director of Hoover Stainless Pte Ltd, Singapore from 1997 to 2003.

Mr. Ong served as a Councilor and Chairman of Audit Committee of Aljunied Town Council, Singapore. He served as a member of Audit Committee of National Council of Social Service, Singapore. He was also the Chairman of Audit Committee of Orchid Country Club, Singapore.

Mr. Ong was conferred the National Public Administration Medal (Bronze) for his service in the Port Singapore Authority and the Friend of Labour Award by Singapore Labour Foundation (SLF) for his contributions in Vicom Ltd.

Mr. Ong held a diploma in Accountancy from the Perth Technical College, Australia. He was a Fellow of Certified Public Accountants (Australia).

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

Rebel Group, Inc.

Date: August 14, 2015	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

