Form 10-Q/A
period 2015-03-31
Rebel Group, Inc.
filed 2015-09-23
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATION NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Rebel Group, Inc. (the “Company”) for the three months ended March 31, 2015 is being filed to include additional information in Item 4 in Part I of the Company’s Form 10-Q for the three months ended March 31, 2015 which was filed with the Securities and Exchange Commission on May 15, 2015 (the “Form 10-Q”).

Except as described above, no other parts of the Form 10-Q are being amended.

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

As of March 31, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. The Company is also in the process to finalize the written policy on the disclosure controls and procedure to ensure timely collection and evaluation of information potentially subject to disclosure and capture information that is relevant to the need to disclose developments and risks. Based on such evaluation, our CEO has concluded that as of March 31, 2015, the disclosure controls and procedure of the Company were effective.

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth at (1) and (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Rebel Group, Inc.

Date: September 23, 2015	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

