Form 10-Q
period 2015-09-30
Rebel Group, Inc.
filed 2015-11-16
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, the registrant had 23,000,118 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONSOLIDATED BALANCE SHEETS	4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	5

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8 – 15

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,826	$135,034
Trade and other receivables	8,601,639	14,734
Total current assets	8,605,465	149,768
Property and equipment, net (Note 3)	48,305	64,463
Intangible assets	141,815	152,519
Long term investment (Note 4)	7,782,000	-
TOTAL ASSETS	$8,795,585	$366,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion (Note 5)	$16,889	$12,595
Accruals and other payables	9,395	5,778
Due to a shareholder (Note 6)	648,802	227,779
Income tax payables	-	1,593
Total current liabilities	675,086	247,745
Bank loan (Note 5)	12,282	23,587
Total liabilities	$687,368	$271,332

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
Common stock:$0.0001 par value; 23,000,118 shares issued and outstanding*	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	8,070,429	49,069
Accumulated other comprehensive income	(12,212)	(3,651)
Total stockholders’ equity	8,108,217	95,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,795,585	$366,750

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues, net	$193,194	$600,105	$541,664	$600,105

Cost and expenses
Cost of sales	-	274,054	23,965	274,054
Depreciation and amortization expenses	2,855	1,086	12,147	11,016
General and administrative expenses	53,235	78,276	315,185	247,492
Bank charge	406	-	1,000	-
Bank loan interest	-	-	2,032	-
Income from operations	136,698	246,689	187,335	67,543

Gain on disposal of a subsidiary	-	-	6,782,000	-
Interest income	19,631	-	52,025	-
Total other income	19,631	-	6,834,025	-

Income tax expenses (Note 9)	-	-	-	-
Net income	156,329	246,689	7,021,360	67,543

Foreign currency translation adjustments	(10,512)	-	(8,561)	-
Comprehensive income	$145,817	$246,689	$7,012,799	$67,543

Earnings per share (Note 8)

Basic and diluted loss per common share	$23,000,118	$20,700,000	$23,000,118	$20,700,000

Basic and diluted weighted average common shares outstanding	0.01	0.01	0.31	0.00

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

						Accumulated
	Common Stock					Other
	The Company		Additional	Pure Heart	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Amount	Earnings	Income	Total

Balance, January 1, 2013	-	$-	$-	$23,310	$(21,355)	$929	$2,884

Foreign currency adjustment	-	-	-	-	-	(2,875)	(2,875)
Issuance of shares	-	-	-	214,583	-	-	214,583
Net income	-	-	-	-	59,685	-	59,685

Balance, December 31, 2013	-	$-	$-	$237,893	$38,330	$(1,946)	$274,277

Foreign currency adjustment	-	-	-	-	-	(1,705)	(1,705)
Eliminated on combination	-	-	-	(237,893)	-	-	(237,893)
Issuance of shares	23,000,118	2,300	47,700	-	-	-	50,000
Net income	-	-	-	-	10,739	-	10,739

Balance, December 31, 2014	23,000,118	$2,300	$47,700	$-	$49,069	$(3,651)	$95,418

Net income	-	-	-	-	7,021,360	-	7,021,360
Reverse acquisition	-	-	-	-	1,000,000	-	1,000,000
Foreign currency adjustment	-	-	-	-	-	(8,561)	(8,561)

Balance, September 30, 2015	23,000,118	$2,300	$47,700	$-	$8,070,429	$(12,212)	$8,108,217

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to unaudited consolidated financial statements

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS,

(Stated in US Dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$7,021,360	$67,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,147	11,016
Gain on disposal of subsidiaries	(6,782,000)	-
	251,507	78,559
Changes in operating assets and liabilities:
Increase in trade and other receivables	(804,905)	(200,858)
Increase in accruals and other payables	3,617	41,822
Increase in income tax payables	1,593	-
Net cash used in operating activities	(548,188)	(80,477)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Bank loan repayment	(7,011)	-
Due to a shareholder	421,023	65,672
Net cash provided by financing activities	414,012	65,672

Effect of foreign currency translation	2,968	79,402
Decrease in cash and cash equivalents	(134,176)	(14,805)
Cash and cash equivalents at beginning of year	135,034	70,437
Cash and cash equivalents at end of year	$3,826	$135,034

Supplemental cash flow disclosures:
Cash paid for interest expense	$2,032	$-
Cash paid for income taxes	$-	$-

Major non cash transactions:
Conversion of note receivable to investment	$7,782,000	$-

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

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method, and records such gains and losses as a component of other income (expense), net in the consolidated statement of income.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	September 30, 2015	December 31, 2014

Equipment	$84,260	$84,260
Less: accumulated depreciation and amortization	35,955	19,797
Total property and equipment, net	$48,305	$64,463

The depreciation expenses for the nine months ended September 30, 2015 and 2014 were $12,147 and $11,016, respectively.

4.	Note receivable

On January 30, 2015, MOXC issued a convertible promissory note to us for $7,782,000 (the “MOXC Note”). The MOXC Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. Under the MOXC Note, MOXC has the option to convert any and all amounts due under the MOXC Note into the shares of MOXC’s shares of common stock (the “MOXC Common Stock”) at the conversion price of $1.00 per share (“Conversion Price”), if the VWAP of MOXC Common Stock for 30 trading days immediately prior to the date of conversion is higher than the Conversion Price. MOXC also has a right of first refusal to purchase the shares issuable upon conversion of the MOXC Note at the price of 80% of the VWAP of MOXC Common Stock for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

On August 14, 2015, due to the VWAP of the MOXC Common Stock for 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC notified us that it elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of the MOXC Common Stock at the conversion price of $1.00 (“August Conversion”). As a result of the August Conversion, the remainder amount of the MOXC Note is $3,891,000.

On September 30, 2015, MOXC notified us that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”) at the conversion price of $1.00. After the August Conversion and September Conversion, consequently, all of the MOXC Note was converted into the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note is outstanding.

Gain on disposal of subsidiary:
Consideration transferred	$6,782,000
Less: fair value of identifiable net assets acquired	-
$6,782,000

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Bank loan

	As of
	September 30, 2015	December 31, 2014

Repayable within one year	$16,889	$12,595
Repayable after one year	12,282	23,587
Total bank loan	$29,171	$36,182

The interest expenses for the nine months ended September 30, 2015 and 2014 were $2,032 and nil, respectively.

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

As of September 30, 2015 and December 31, 2014, the due to shareholder is $648,802 and $227,779 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

On April 16, 2013, the Company amended its Articles of Incorporation to implement a 20-for-1 forward split (“Forward Split”). As a result of the Forward Split, the number of outstanding Common Stock increased from 11,500,000 shares to 230,000,000 shares and the par value of Common Stock remains the same.

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

On July 9, 2014, the Company amended its Articles of Incorporation (the “Amendments”) to implement a 1-for-5 reverse split of its issued and outstanding Common Stock (“Reverse Split”).

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Earnings per share

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income attributable to ordinary shareholders for computing basic net income per ordinary share	$156,329	$246,689	$7,021,360	$67,543

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	23,000,118	20,700,000	23,000,118	20,700,000
Dilutive shares	-	-	-	-
Diluted	23,000,118	20,700,000	23,000,118	20,700,000

Basic earnings per share	$0.01	$0.01	$0.31	$0.00
Diluted earnings per share	$0.01	$0.01	$0.31	$0.00

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

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the nine months ended September 30, 2015 and 2014.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Commitments and contingencies

Operating Lease

Significant commitment as at September 30, 2015 are as follows:

Twelve months ended September 30,
2016	$13,462
2017	-
2018	-
Thereafter	-
Total minimum lease payments	$13,462

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2015.

11.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended September 30, 2015.

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

The "Company", "we," "us," and "our," refer to (i) Rebel Group, Inc., a Florida corporation (“REBL”), (ii) Rebel Holdings Limited, a company incorporated under the laws of British Virgin Islands and a wholly-owned subsidiary of REBL (“Rebel FC”); (iii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart,”); (iv) SCA Capital Limited, a company incorporated under the laws of British Virgin Islands and a wholly-owned subsidiary of Rebel FC (“SCA Capital”).

Overview

REBL was incorporated in Florida on September 13, 2011. The business plan of the Company was originally to utilize a social networking platform that integrates social media and business into one single platform to promote the retail business of interested merchants and assist consumers online and bring them into real-world stores. Immediately after the completion of the Share Exchange Transaction by and among REBL, Rebel FC, and the sole stockholder of Rebel FC on January 5, 2015 as well as the Equity Transfer Transaction by and among REBL and Moxian, Inc., a Neveda corporation (“MOXC”), the Company discontinued its social media business and changed its business to producing dynamic mixed martial arts (“MMA”) fighting events and promoting the sport of MMA fighting in China, Singapore and Australia.

Under the Equity Transfer Agreement, MOXC issued to the Company a convertible promissory note for $7,782,000 (the “MOXC Note”). The MOXC Note will become due and payable on October 30, 2015 and accrues interest at 1% per annum. MOXC has the option to convert any and all amounts due under the MOXC Note into the MOXC’s common stock (“MOXC Common Stock”) at the conversion price of $1.00 per share, if the VWAP of MOXC Common Stock for a period of thirty (30) trading days immediately prior to the date of conversion is higher than $1.00. MOXC also has a right of first refusal to purchase the shares issuable upon conversion of the MOXC Note at the price of 80% of the VWAP of the MOXC Common Stock for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

On August 14, 2015, due to the VWAP of the MOXC Common Stock for 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC notified us that it elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of the MOXC Common Stock at the conversion price of $1.00 (“August Conversion”). As a result of the August Conversion, the remainder amount of the MOXC Note is $3,891,000.

On September 30, 2015, MOXC notified us that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and September Conversion, consequently, all of the MOXC Note was converted in to the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note is outstanding.

As of September 30, 2015, our net income was $156,329 and our total stockholders’ equity was $8,108,217.

Results of Operations

Three months ended September 30, 2015 compared with Three months ended September 30, 2014.

Gross Revenues

The Company made sales revenues from continuing operations of $193,194 in the three months ended September 30, 2015, compared to $600,105 being generated in the three months ended September 30, 2014.

Operating Expenses

Operating expenses from continuing operations for the three months ended September 30, 2015 and the three months ended September 30, 2014, were $56,496 and $353,416 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit (loss) for the three months ended September 30, 2015 and the three months ended September 30, 2014 were $156,329 and $246,689, respectively. Basic and diluted net loss per share amounted to $(0.01) for the three months ended September 30, 2015 and $(0.01) for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared with Nine months ended September 30, 2014.

Gross Revenues

The Company made sales revenues from continuing operations of $541,664 in the nine months ended September 30, 2015 compared to $600,105 being generated in the nine months ended September 30, 2014.

Operating Expenses

Operating expenses for the nine months from continuing operations ended September 30, 2015 and the nine months ended September 30, 2014, were $354,329 and $532,562 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit (Loss)

Net profit (loss) for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 were $7,021,360 and $67,543, respectively. Basic and diluted net loss per share amounted to $(0.31) for the nine months ended September 30, 2015 and $(0.00) for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015 we had working capital of $7,930,379, consisting of cash on hand of $3,826, compared to working capital of $95,418 with cash on hand of $135,034 as of December 31, 2014.

Net cash used in operating activities for the nine months ended September 30, 2015 was $(548,188) as compared to $(80,477) for the nine months ended September 30, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

The Company will require additional capital for its operational needs and expansion. We are actively sourcing for additional capital through equity transactions and arrangements with third parties. Our major shareholders will to provide continued support to the Company as and when the needs arise.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

As of September 30, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company is in the process of adopting formal documented controls and anticipates having them in place by December 31, 2015.

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

Rebel Group, Inc.

Date: November 16, 2015	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

