Form 10-K
period 2015-12-31
Rebel Group, Inc.
filed 2016-08-31
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-177786

REBEL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	45-3360079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500A Beach Road, Unit 12-313, The Plaza Singapore 199591	+6562941531
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, $1.58, was approximately $7,037,506.44.

As of August 31, 2016, the number of shares of the registrant’s common stock outstanding was 23,000,118.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;
●	Economic, competitive, demographic, business and other conditions in our local and regional markets;
●	Changes or developments in laws, regulations or taxes in our industry;
●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	Competition in our industry;
●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
●	Changes in our business strategy, capital improvements or development plans;
●	The Company’s ability to devise and implement effective internal controls and procedures such that it can timely file reports required with the SEC;
●	The availability of additional capital to support capital improvements and development; and
●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Rebel Group, Inc., a Florida corporation (“REBL”), (ii) Rebel Holdings Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of REBL (“Rebel FC”); (iii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart,”); (iv) SCA Capital Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of Rebel FC (“SCA Capital”).
●	“MOXC” refers to Moxian China, Inc., a corporation incorporated under the laws of the State of Nevada.
●	“Moxian IP” refers to Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of Rebel Group, Inc. immediately before the Company entered into an Equity Transfer Agreement with Moxian China, Inc., a Nevada Corporation.
●	“U.S. dollar,” “$”and “US$” refer to the legal currency of the United States.
●	“Singapore dollar” and “SGD” refer to the legal currency of Singapore.
●	“Securities Act” refers to the Securities Act of 1933, as amended.
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Introduction

Rebel Group, Inc. (“Rebel,” the “Company,” “we,” “our,” or “us”), was incorporated in Florida on September 13, 2011. Effective April 16, 2013, the Company changed its name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.” with its trading symbol being “MOXG.” Also effective April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,0000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, effective April 16, 2013, the Company effected a 20-for-1 forward stock split of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On April 25, 2013, pursuant to a Share Exchange Agreement, the Company completed a reverse acquisition of Moxian BVI and its wholly-owned subsidiaries, including Moxian HK, Moxian Shenzhen and Moxian Malaysia (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. After the incorporation of the business of Moxian BVI, the Company changed its business to developing a social network platform that integrated social media and business into one single platform.

On February 17, 2014, the Company incorporated a new wholly-owned subsidiary, Moxian Intellectual Property Limited, under the laws of Samoa (“Moxian Samoa”). On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian Samoa, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian Samoa in consideration of $1,000,000. As a result, the Company then owned and controlled such IP Rights through Moxian Samoa.

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

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use the Company’s then held IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where the Company conduct business (the “Licensed Territory”) as well as the exclusive right to solicit, promote, distribute and sell Moxian products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License and Acquisition Agreement; and (ii) 3% of the gross profit resulting from distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC had the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC was also under the obligation to develop the social media market of our products and services in the Licensed Territory.

The Company sought to acquire a new business in the technology area and as a result, on July 23, 2014, the Company changed its name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.” Also effective July 23, 2014, the Company effected a 1-for-5 reverse split of its issued and outstanding Common Stock. However, no acquisition of a technology business was closed or consummated.

On December 5, 2014, the Company amended the Articles of Incorporation to change its corporate name from “Inception Technology Group, Inc.” to “Rebel Group, Inc.” and effectuated a 1-for-20 reverse stock split of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Reverse Split”).

The business plan of the Company was originally to utilize a social network platform that integrated social media and business into one single platform to promote businesses of merchants and assist the targeted clients to find consumers online and bring them into real-world stores. Immediately after the completion of the Share Exchange Transaction and the Equity Transfer Transaction, as such terms are defined below, the Company discontinued its social media business and changed its business to producing dynamic Mixed Martial Arts (“MMA”) fighting events and promoting the sport of MMA fighting in China, Singapore, and Australia.

Rebel Holdings Limited, which utilizes the trade name of Rebel Fighting Championship (“Rebel FC”), was incorporated on October 28, 2014 in British Virgin Islands and engages in the business of hosting and promoting MMA events.

Pure Heart Entertainment Pte Ltd. (“Pure Heart”) was incorporated under the laws of the Singapore on August 24, 2000 under the name “Sook Kee Coffeeshop Pte. Ltd.” Effective November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of Rebel FC and is dedicated to hosting and promoting MMA events.

SCA Capital Limited, a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became the wholly-owned subsidiary of Rebel FC.

Share Exchange Transaction

On January 30, 2015, REBL, Rebel FC and the stockholder of Rebel FC who owned 100% of Rebel FC (the “Rebel FC Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of its Common Stock, par value $.0001 per share, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction then constituted approximately 90% of our issued and outstanding Common Stock. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart and SCA Capital, became REBL’s wholly-owned subsidiaries.

The Share Exchange Agreement contains representations and warranties by us, Rebel FC and the Rebel FC Stockholder which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries; authorization and validity of the transaction and transaction documents; consents being obtained or not required to consummate the transaction; no conflict or violation of Articles of Incorporation, with respect to Rebel FC: authorization; capitalization; and title to Rebel FC’s ordinary shares being exchanged, and with respect to Rebel FC Stockholder: authorization; no conflict or violation of law; investment purpose; reliance on exemption on the Company’s Common Stock to be exchanged; and transfer or resale pursuant to the Securities Act.

Our acquisition of Rebel FC and its subsidiaries pursuant to the Share Exchange Agreement was accounted for as a reverse merger and recapitalization effected by a share exchange. Rebel FC is considered the acquirer for accounting and financial reporting purposes.

Equity Transfer Transaction

The Transaction

Simultaneously with the consummation of the Share Exchange Transaction, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with Moxian China, Inc., a Nevada corporation (“MOXC”), to sell, transfer, and convey 50,000 ordinary shares of Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa (“Moxian IP”), constituting 100% equity interests of Moxian IP for $6,782,000 (the “Moxian IP Transfer Price”). The Moxian IP Transfer Price for Moxian IP is based on an appraisal report, dated November 15, 2014, prepared by Grant Sherman Appraisal Limited, an independent appraiser.

Termination of the License and Acquisition Agreement

As set forth above, on February 19, 2014, the Company and MOXC entered into a License and Acquisition Agreement, where the Company granted to MOXC the exclusive right to use the intellectual property rights owned by Moxian IP and in consideration of such license, MOXC agreed to pay (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company also agreed to sell, assign, transfer, convey and deliver all of the equity interests of Moxian Group Limited, a corporation incorporated under the laws of British Virgin Islands to Moxian CN SAMOA, a wholly-owned subsidiary of MOXC, for the consideration of $1,000,000 (such transaction, the “Sale of Moxian BVI,” and the purchase price, the “Moxian BVI Transfer Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Transfer Price was not yet paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

Therefore, under the Equity Transfer Agreement, the Company and MOXC agreed to terminate the License and Acquisition Agreement so that the liabilities of MOXC and the rights of the Company thereunder, other than the Moxian BVI Transfer Price, were terminated.

Pursuant to the Equity Transfer Agreement, MOXC agreed to repay the Moxian IP Transfer Price and the Moxian BVI Transfer Price in the aggregate of $7,782,000 in the form of a convertible promissory note (the “Note”) issued by MOXC. The maturity date for the Note was October 30, 2015 with 1% interest per annum, and all sums due under this Note could be converted at the conversion price of $1.00 per share (“Conversion Price”) at the option of MOXC, if the volume weighted average price (“VWAP”) of MOXC’s common stock for a period of thirty (30) trading days immediately prior to the date of conversion was higher than the Conversion Price. Under the Note, MOXC had a right of first refusal to purchase the shares issuable upon conversion at the price of 80% of the VWAP for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

On August 14, 2015, due to the VWAP of the MOXC Common Stock for 30 trading day prior to August 14, 2015 was higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC notified us that it elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of the MOXC Common Stock at the conversion price of $1.00 (the “August Conversion”). As a result of the August Conversion, the remainder amount of the MOXC Note was $3,891,000.

On September 30, 2015, MOXC notified us that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (the “September Conversion”). After the August Conversion and the September Conversion, consequently, all of the MOXC Note was converted in to the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note is outstanding.

Plan and Completion of Disposition

On January 30, 2015, the Board of Directors of the Company approved and submitted for approval of the Company’s shareholders with a majority of voting rights, a Plan of Disposition (“Plan of Disposition”). Under the Plan of Disposition, the Company proposed to distribute the proceeds resulting from the Equity Transfer Transaction and Sale of Moxian BVI, within one year from the date of the Equity Transfer Transaction, to the shareholders on the record date as designated by the Board of Directors on a pro-rata basis except for Rebel FC Stockholder, who agreed to waive such proceeds. On January 30, 2015, the Company’s shareholders with a majority of voting rights approved the Plan of Disposition. No additional vote of the Company’s shareholders was required or sought in connection with the Plan of Disposition, and the Company’s record shareholders had no appraisal rights in connection with the proposed transactions under the Plan of Disposition.  The Plan of Disposition was not completed within the planned one year period, and has been delayed due to MOXC’s currently proposed underwritten offering and exchange listing. The Company is in the process of preparing and approving a revised Plan of Disposition, which takes into account that the Company currently holds 7,782,000 shares of MOXC which are currently valued at $38,910,000, as well as the MOXC proposed offering and listing. The revised Plan of Disposition is anticipated to be completed and approved by the end of 2016. The common stock of MOXC is currently quoted on the OTCQB Marketplace under the symbol MOXC, and there is currently a lack of a trading market for the MOXC common stock, which did not trade prior to April 10, 2014.

On January 30, 2015, we completed the acquisition of Rebel FC pursuant to the Share Exchange Agreement. The acquisition was accounted for as a reverse merger and recapitalization effected by a Share Exchange Transaction. Rebel FC is considered the acquirer for accounting and financial reporting purposes.

Also on January 30, 2015, we transferred 100% equity interests of Moxian IP to MOXC pursuant to the Equity Transfer Agreement. As a result of the Equity Transfer Transaction, Moxian IP ceased to be our subsidiary, and the Company changed its business from licensing intellectual property rights relating to a social network to organizing and promoting mixed martial arts (“MMA”) fighting events in Asia.

Recent Developments

On October 20, 2015 the Company planned to hold an event at the MasterCard Center in Beijing titled the Battle Royale Ascension together with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China (“QQSC”). This event was cancelled due to QQSC’s inability to obtain required approval from local authorities in time for QQSC to get sufficient advertising, sponsorship and ticket sales for the planned event. The Company received USD $200,000 from QQSC in connection with the event, such fees were used by the Company to pay its operating expenses.

Pure Heart and QQSC entered into an MMA Events Cooperation Agreement on March 1, 2015 (the “2015 Cooperation Agreement”). A copy of the 2015 Cooperation Agreement is filed herewith as Exhibit 10.7. The term of the Cooperation Agreement was from March 1, 2015 to February 29, 2016. Pursuant to the 2015 Cooperation Agreement, QQSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers, sponsorship negotiations and event venue and event quality control. QQSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2015 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QQSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2015 Cooperation Agreement, QQSC agreed to pay Pure Heart US $250,000 per event. Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2015 Cooperation Agreement.

On June 27, 2015, the Company held an event titled The Promised Ones at the Qingdao Sports Centre together with QQSC. QQSC paid Pure Heart USD $350,000 for this event. Such fees were used by the Company to pay its operating expenses. Further for this event, QQSC paid Pure Heart an additional $100,000 on top of the $250,000 required under the 2015 Cooperation Agreement due to difficulties incurred by Pure Hear in its efforts in organizing the event.

Pure Heart and Qingdao Leibo Sports Culture Co. Ltd (“QLSC”) entered into an MMA Events Cooperation Agreement on May 1, 2016 (the “2016 Cooperation Agreement”). QQSC is 50% shareholder of QLSC. A copy of the 2016 Cooperation Agreement is filed herewith as Exhibit 10.8. The term of the 2016 Cooperation Agreement is from May 1, 2016 to April 30, 2017. Pursuant to the 2016 Cooperation Agreement, QLSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers, sponsorship negotiations and event venue and event quality control. QLSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2016 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QLSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2016 Cooperation Agreement, QLSC agreed to pay Pure Heart US $300,000 per event Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2016 Cooperation Agreement.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has been billed by Pure Heart for USD $250,000 for this event. Such fees are planned to be used by the Company for working capital.

The Company plans to hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that it will be successful.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our website address is http://www.rebelfightingchampionship.com/en/.  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Plan of Operations

The business plan of the Company was originally to utilize a social network platform that integrated social media and business into one single platform to promote businesses of merchants and assist the targeted clients to find consumers online and bring them into real-world stores. Immediately after the completion of the Share Exchange Transaction and the Equity Transfer Transaction, the Company discontinued its social media business and changed its business to producing dynamic MMA fighting events and promoting the sport of MMA fighting in China, Singapore, and Australia.

Overview of Our Business

Rebel Holdings Limited (“Rebel FC”) through its subsidiary Pure Heart organizes promotes and hosts MMA events featuring top level athletic talent. With assistance from contracted production crews, Rebel FC also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. Prior to incorporation of Rebel FC, its business was mainly conducted through its current operating subsidiary, Pure Heart Entertainment Pte. Ltd.

Rebel FC seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

Production of Rebel FC MMA events usually involves obtaining sponsorships, signing up fighters, securing event venues, setting up event venues, marketing its events and producing event videos. Rebel FC’s events are broadcast through television, internet and other means of social media such as Facebook and Twitter. There are also pre-event shows at its live events, which include music performances and fighters’ interviews and documentaries. Rebel FC is dedicated to producing high quality shows throughout Singapore, and it also has held a live MMA event in China and hopes to expand to Australia in 2017. Rebel FC plans to broadcast their MMA events through top sporting entertainment stations in each country, while also focusing on utilizing online platforms for internet streaming in order to reach audiences in other countries.

In addition to television broadcasting, Rebel FC plans to attract pay-per-view (“PPV”) audiences. In 2017, Rebel FC believes its PPV model can be deployed in China, Singapore, and Australia with support from selected service providers to enable paid online streaming of Rebel FC’s MMA events.

Our Events

The Company hosts live events in which highly skilled fighters from different martial arts backgrounds compete at different weight classes. We also integrate the introduction of background information and stories of the athletes into the broadcasting of fighting events.

The Company selects fighters with a distinguished career for a planned event. After a careful selection process, we market our MMA events by posting on social media or broadcasting through TV channels, video journals and interviews of the fighters.

In 2013 and 2014, Rebel FC successfully hosted two events in Singapore. Rebel FC’s first event, Into the Lion’s Den, was hosted on December 21, 2013 at the Singapore Indoor Stadium and approximately 3,400 people attended the event. Into the Lion’s Den brought a mix of both amateur and professional MMA match-ups to its audience, featuring eleven fights between various international fighters such as Syafiq, one of the first Singaporeans to win a gold medal in the IFMA Asian Muay Thai championship, and Gyo Pyung Hwang, a renowned fighter from Korea. The main event on that day was between Rob Lisita against Lion Takeshi.

The second event, Battle Royale, was held on August 1, 2014 at the Suntec Singapore Convention and Exhibition Centre and approximately 4,800 fans attended. Battle Royale was an 8-man “knock out” tournament. The aim of the event was to test the skills of eight participants of the tournament. Leading up to the fights were 30-minute documentaries on the individual fighters which were broadcast on www.supersport.com/live-video.

The tournament structure for Battle Royale began with the 8 men competing in 4 quarter-final fights. The 4 winners of the quarter-final fights will compete against each other in the semi-finals contest and final contest to be held in the upcoming events in China. In the future events to be held in China, there will be one champion from the final contest. Among the 8 participants in Battle Royale, two were considered the best all-time bantamweight MMA athletes, including Miguel Torres from the U.S. and his equally formidable countryman Will Chope, former Ultimate Fighting Championship (“UFC”) fighter and former Universal Reality Combat Championship (“URCC”) champion. Competing the line-up were Yojiro Uchimura from Japan, the current URCC champion and Reydon Romero from the Philippines, Australian submission specialist Michael Tobin, hard brawling Australian Thai Pat Promrangka, Brazilian Watch Out Combat Show (“WOCS”) champion Mauricio “Faccao” Dos Santos Jr, and Takahiro Ashida, a Japanese champion of DEEP, an MMA organization.

The two events were broadcast via television as pre-recorded events. In addition, highlights and online rebroadcasts of these two events were also available free of charge, ensuring that Rebel FC’s events would have sufficient publicity among potential audiences. We also leveraged media exposure for sponsorships, advertising deals and contracts with televisions to broadcast our events.

On October 20, 2015 the Company planned to hold an event at the MasterCard Center in Beijing titled the Battle Royale Ascension together with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China. This event was cancelled due to QQSC’s inability to obtain required approval from local authorities in time for QQSC to get sufficient advertising, sponsorship and ticket sales for the planned event. The Company received USD $200,000 from QQSC in connection with the event, such fees were used by the Company to pay its operating expenses.

On June 27, 2015, the Company held an event titled the Promised Ones at the Qingdao Sports Centre together with QQSC. QQSC paid Pure Heart USD $350,000 for this event. Such fees were used by the Company to pay its operating expenses. Further for this event, QQSC paid Pure Heart an additional $100,000 on top of the $250,000 required under the 2015 Cooperation Agreement due to difficulties incurred by Pure Hear in its efforts in organizing the event.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has been billed by Pure Heart for USD $250,000 for this event. Such fees are planned to be used by the Company for working capital.

The Company plans to hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that it will be successful.

Rules of MMA

There is no official or non-official organization or association governing the MMA industry. However, different promoters have agreed that their MMA fighting events would abide by the Unified Rules of MMA, adopted by all state athletic commissions in the United States as well as many other promoting organizations under various jurisdictions worldwide. These rules are available at: http://www.elitemmareferees.com/index.php?option=com_content&view=article&id=50&Itemid=63.

One of the basic rules of MMA is that fighters shall not fight against another fighter of a different weight class. Another rule is that fights should be held in a ring or in a fenced area. Such ring or fenced area has to meet specific requirements.

Rebel FC’s events follow the Unified Rules of MMA.

Fighters

An important element to a successful MMA event is to identify and retain suitable fighters. Prior to organizing our events, we usually reach out to managers of fighters in the MMA industry in search of suitable fighters for our upcoming events. Our Chief Talent Officer then negotiates and enters into our standard contracts with fighters. Fighters, in addition to combatting in our events, are also required to participate in our press conferences, interviews and documentaries and, from time to time, to appear on our sponsors’ commercials. In order to attract fans and media from both international and local markets, we specifically select fighters with distinguished careers, memorable personalities, and exciting fighting styles.

Plan of Development

The Company aims to penetrate further into China markets, and also expand to the Australia MMA market in 2017. We plan to enter into contracts with free-to-air and cable channels, pay-per-view channels and sports-oriented channels in Singapore, China and Australia. We hope to acquire sponsorships to promote our events in China and Australia. We also plan to establish a fan club online to create brand loyalty for Rebel’s future events. Additionally, The Company plans to broadcast an episodic reality show aimed towards mainstream Chinese TV, which it hopes to launch in 2017. The Company also plans to extend the “REBEL” brand to clothes, energy drinks, official gyms, videogames, and toys. The Company plans to hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that it will be successful. The Company requires roughly between $3 million and $5 million in capital in order to support the aforementioned planned activities. The Company is currently in the process of seeking to negotiate with investors to raise such required funds, however there can be no assurance that such capital can be raised, and even it if can be raised that it will be on terms acceptable to the Company and its shareholders. If the Company cannot raise such required funds, it may have to limit or cease its operations.

Planned Activities

REBEL Reality Show

Beginning in 2017, we plan to unveil a new addition to our televised content by expanding the REBEL brand beyond the traditional sports market and into mainstream television through 12 episodes of a Reality TV series we hope can be aired across major Chinese networks. We hope that this show will serve to cross over to mainstream fans by linking stars built over the course of a season of Reality TV to REBEL FC live events, effectively introducing a much larger audience to our core product. We hope that the show will also serve the purpose of continuing the brand narrative, increasing awareness for live events, educating the average viewer on the dynamics and intrigue of Mixed Martial Arts, and serving as a platform to market company merchandise to a wide audience.

REBEL Products

We plan to seek to expand related profit across a variety of alternative markets, including but not limited to: Energy Drinks, Brand Gym, Videogames, and Clothing Lines.

Revenues

Currently, the revenues of Rebel FC come from the following sources:

Ticket Sales

Rebel FC hosts live MMA fighting events in stadiums and sells tickets to audiences that attend the live events. Tickets are priced at different levels, ranging from $58 to $388, based on seating locations and availability of complimentary services, such as complimentary drinks and food, free t-shirts, etc. We also plan to sell some of our branded products, such as gloves, T-shirt, to our audience at the live events. We sold 3,400 tickets at our first event, Into the Lion’s Den for a total of $342,000 in ticket sales. A total of 4,800 tickets were sold at our second event, Battle Royal, resulting in a total of $388,000 in ticket sales.

On June 27, 2015, the Company held an event title the Promised Ones at the Qingdao Sports Centre together with QQSC. Pure Heart was not responsible for ticket sales with regard to this event and neither Pure Heart nor the Company received any share of profits or losses for this event.

Central to the success of the Rebel FC live events is our ability to sell tickets in the most efficient and effective method possible. Due to the nature of the international combat sports market and the events production market in general, we rely on a variety of ticketing agents to assist us in distributing tickets through their extensive personal databases. These agents will vary depending on the chosen event venue and other pre-event stipulations. Through the combination of reliable agents and our own streamlined marketing systems we believe it will be possible to maintain a successful online ticket distribution presence for each live event in Singapore, Australia, and China.

Sponsorship

Sponsorship to our events is in forms of cash, provision of event venues, equipment and marketing campaign services. Our business model is to obtain sponsorships that are sufficient to cover the costs of hosting an event prior to incurring substantial costs for organizing an event. For its first two events, Rebel FC obtained sponsorships from 13 sponsors in various industries, such as HTC, a cell phone designer and manufacturer and True Fitness, a chain of gyms located in Singapore. Rebel FC believes it can obtain more sponsorship opportunities from various sports related brands and events companies. In consideration of the provided sponsorship, our sponsors have exposure in our promotional campaigns in connection with our events, including printing sponsors’ names and logos on banners and posters at our events, offering sponsors’ products to the audience at our events, allowing sponsors’ advertisements on our pre-event shows, on our social media pages as well as our website and allowing fighters to feature in sponsors’ commercials. We work with the sponsors to customize the promotional methods to achieve the sponsors’ marketing goals. For each event, we target to obtain at least 10 sponsors. We are also seeking to obtain sponsors for our planned reality show.

On June 27, 2015, the Company held an event title the Promised Ones at the Qingdao Sports Centre together with QQSC. Pure Heart was not responsible for sponsorship with regard to this event and neither Pure Heart nor the Company received any share of profits or losses for this event, and instead received a flat fee of $350,000 from QQSC.

TV Distribution

Rebel FC plans to hire staff and personnel in the future with the ability to create and produce its live events and sell the rights to broadcast its events to television stations in Singapore, China, and Australia. We intend to distribute our event programs internationally through television distribution agents in the future for a more stable stream of income. In addition to the broadcast of our live shows and other aired pre-fight footage, we will also look to secure broadcasting rights for other viable related programming such as the Rebel FC Reality TV Show that we hope will appeal to a larger fan base and can be used to integrate new fans into our live product.

Pay-Per-View

Pay-per-view (“PPV”) is a type of pay television and online service by which a subscriber can purchase events to view via private telecast or online. The PPV model is a model whereby we can broadcast live events on cooperating television stations. Audiences can pay to watch the live events on their televisions or laptops instead of going to a stadium. In China or South East Asia, PPV is relatively new and still in development, but we believe the success of PPV model in the U.S. can be achieved in Asia as well. Rebel FC plans to implement the PPV model for its live MMA events in 2017. We plan to charge $8 to $30 for each PPV event that the audience watches through PPV in China.

MMA Event Expenses

The promotion and organization of MMA events require various types of expenses, a majority of which consist of online and television advertising fees and payments to fighters. Another significant cost is venue rental fee. Other expenses and costs incurred in connection with our events include equipment rentals, and staff compensation.

Audience

From the survey we did in the past two events we held in Singapore and one event in China, a majority of the audiences are male of ages ranging from 18 to 35. Thus, this group is our targeted audience. We also have targeted marketing and sales for our events to college graduates who had watched sports television programs in the past 12 months and/or had participated in sports-oriented activities in the past 12 months. The secondary target would consist of male between 35 – 45 years old and female between 18-34 years old. The gender mix would be 70% male and 30% female. United States Sports Marketing Research firm, Scarborough Sports marketing has researched that this target audience has substantial purchasing power with sound financials.

We believe that our targeted audience appeals to a wide array of advertising and sponsorship verticals (automotive, food and beverage, sports products, consumer electronics, consumer products), therefore enabling advertisers and sponsors to establish brand awareness and loyalty through our events.

Marketing Strategy

Marketing is essential to Rebel FC’s operations and business. Brand awareness and engagement of our fans and general audience are key considerations in our marketing strategy. We utilize the following marketing and PR activities to reach out to our target audience and the mass media, including open workouts, road shows, weigh-ins and press-conferences. We advertise our events on billboards, banners, television ads, Bus Stop advertisements, online advertisements. Rebel FC also has a public relations department composing of 2 members, which is dedicated to contacting television media and other news agencies, hosting press conferences and ensuring sufficient publicity of our events in social media and other traditional media.

With a focus on customer awareness and creative branding, Rebel FC seeks to use social media to develop intensive marketing campaigns designed to attract both seasoned and new fans of combat sports. Rebel FC’s marketing strategy aims to drive traffic and audience growth through working with social media, public relations firms, strategic partnerships with television stations and sponsors, and advertising agencies. For instance, we held press conferences for MMA fans and the media to attend at our first two events. We also plan to work with gyms and fighting associations to promote our brand to their members and attract members to attend our events.

We believe that Rebel FC is distinguished from other MMA promotion companies in a way that we promote our events and fighters with vivid life stories of fighters, which highlight their passion for MMA. We believe that the behind-the-scene stories may attract audiences by showing how fighters grow their strength and brevity for the sports. Prior to a live event, we arrange face-to-face interactive sessions between fighters and audiences who are fans and supporters of these fighters. We believe this promotional method may allow us to communicate with the audiences and attract their attention to Rebel FC and eventually stimulate their desire to watch our events live or on other available media. During the events, we also broadcast the stories of athletes to provide deeper understanding of our audience about the fighters’ lives.

Although Mixed Martial Arts is still a growing industry, we believe our brand differentiates itself from other international combat sports organizations by combining entertainment and narrative to create an experience that we believe goes beyond the traditional sports experience. Using local athletes on dynamic televised live events until the public is acquainted with their personality, style, and back-story, we expect our fighters to become recognizable, not only inside the ring, but also outside it, serving as brand ambassadors for Rebel FC, our sponsors, and presenting a positive image of mixed martial arts to our fan-base and mainstream audiences.

Market Opportunities

According to IBIS World’s Martial Arts Studios market research report, the total market size is $3 billion for mixed martial arts revenue worldwide. From 2014 to 2019, the industry is expected to grow at an even faster rate. (http://www.ibisworld.com/industry/martial-arts-studios.html). A robust economic recovery is expected to endow consumers with higher disposable income levels, enabling them to spend more money on martial arts instruction, particularly costly private lessons. Additionally, the increase of popularity of mixed martial arts will continue to drive demand for the industry.

There are regular MMA events hosted in the Asia Pacific region by established fight promoters. Despite being a relatively new promoter, Rebel FC sees the opportunity for the growth of MMA in the Asian sports market, especially the untapped market in China. China has been reported to be a potentially significant market for the MMA industry (http://www.businessinsider.com/mixed-martial-arts-is-becoming-popular-in-rural-china-and-ufc-is-looking-to-capitalize-2014-8). According to the Mailman Group in China, MMA has the largest number of references on Chinese social media, outnumbering other traditional sports, such as basket balls and footballs. As shown in the below chart, MMA has drawn a lot of public attention in Chinese social media.

Rebel FC believes that, with its experience in Singapore, it is in a good position to re-create its success of producing and promoting MMA events in China.

In addition, with the growing use of PPV in China, online video streaming sites such as Baidu and Tencent have millions of users using their App for streaming of shows. Rebel FC plans to coordinate with a streaming platform to market our shows, making our events available to a large population in China (http://www.boxinginsider.com/headlines/chinese-pay-per-view-could-open-up-new-vistas-with-pacquiao-bout/”).

Competition

The main players in the MMA industry include: i) Ultimate Fighting Championship (“UFC”), which has its focus on the U.S. market, ii) ONE Fighting Championship (“OFC”), which is based in Singapore and targets the Asia market and iii) Kunlun Fight, a fighting club located in China which broadcasts its events over the Chinese television channels. Despite the fact that our competitors are well established and have more funds available for marketing and producing their events than us, and are more reputable among the audiences in MMA, we are concentrating on the untapped combat sports market of China and Australia where we believe we have the resource and experience to penetrate the market and grow our business there. We seek to engage high quality producers to produce quality videos of our events. These produced videos are planned to be broadcasted on the internet and be shared on the social media. We believe this will allow us to expand our market shares in existing social media mediums. During the fights, we plan to have our audience to engage during the fights with our commentators through social media. This interactive method has been used by other sports media and is assisting brands to gain a traction and proven growth record of new likes and awareness.

Employees

We maintain a specialized and experienced team consisting of ten full time members who are capable of leading temporary out-sourced personnel on a per event basis. We also have contract personnel for our television and live event productions.

Key Employees

Event Director – Wilson Lim

Mr. Wilson Lim has over 20 years of combined experience in operations, logistics, contract negotiation, event management and crew management in the cruise industry. In his roles as the Operations Director of a reputable Cruiser Company from 1999 – 2011, he was responsible for strategic development, site plan review, resource planning, procurement, vendor management and regulatory compliance. As event Director of Rebel Fighting Championship, he ensures the integrity and quality of our events whilst managing the delicate balance of cost control.

Chief Talent Officer – Chad Sanderson

Chad Sanderson is an American Mixed Martial Arts expert and analyst with over six years in the field. A member of Thailand's WBC Sports Council and former Matchmaker for XFC (Xtreme Fighting Championships- based in the USA). Chad has a wealth experience working with hundreds of some of the highest level combat sports athletes from around the world. Co-Founder of the largest Kickboxing website in the world, Liverkick.com, and one-time owner of the largest website and resource on MMA in Asia- FightSportAsia.com. He is highly experienced navigating the ins and outs of the highly complex world of Fight Sports. Chad holds a Bachelor's degree in Journalism from Georgia Southern University.

Head of Production – Lee Pui Sze, Patsy

Lee Pui Sze, Patsy has 18 years of production experience; her past endeavors cover Hong Kong, China, Australia and Singapore. In her role as an Executive Producer, she was responsible for the special segments for the grandeur of the Olympic and Paralympic games. Patsy’s experience also covers past productions of international events namely, Australia Chinese Golf Tournament, Chinese Celebrities International Concerts, Miss Australia Chinese pageant and the International Chinese New Talent Singing Championship.

Intellectual Property

The following are the intellectual property rights that the Company owns, the details are set forth in the following table:

Mark	Country of Registration	Application Number	Class	Description	Current Owner
	Singapore	T131264IZ	41

Advisory services relating to the organization of sporting events; organization of entertainment events; organization of sporting events, organizing events for cultural purposes; organizing events for entertainment purposes; organizing of entertainment and social events.

					SCA Capital Limited

We are also in the process of registering the above trademarks and the name “Rebel Fighting Championship” in Australia and China.

Compliance with Government Regulation

Singapore

In Singapore, in order for us to organize and host a live fighting event, we need to obtain a Public Entertainment License from the Media Development Authority of Singapore. Prior to the application of such license, we will also need clearance from the other relevant authorities such as Fire Safety Certification from the Singapore Civil Defense Force and Singapore Police Force.

In advertising our fights in public domain area such as bus stops or sky signs, we will need to apply for an Advertisement License, issued by the Building and Construction Authority of Singapore. As we intend to serve food and beverages at our events, we are also required to obtain a ‘No Objection Letter’ from the Singapore National Environment Agency.

In order to broadcast our pre-recorded shows on TV, we will need to apply for Broadcast TV License from the Singapore Media Development Authority for permission for the television station to broadcast our events on television.

People’s Republic of China

In order to organize and host a live event in China, we need to obtain a license from the General Administration of Sports of China Wushu Administrative Center (Wushu), China’s regulating body on combat sports. This requirement was waived by the central authority in 2016 to promote sports events in China. However, we are still required to receive clearance for a live event from the local Police Department in China. We also need to comply with the rules and regulations required by the State of Administration Radio Film and Television.

For broadcasting of our shows on television in China, we have to get clearance from the Chinese Ministry of Cultural and Sports Department and the State administration of Radio Film and Television.

Australia

In Australia, fighters looking to compete in a fully regulated state must first register with the corresponding Combat Sports Authority or equivalent. MMA is regulated by the Combat Sports Act 1987 and the Combat Sports Regulations 2013, which are administered by the Combat Sports Commission (the “Commission”).

The laws have changed and as of 1 March 2013 new provisions came into effect extending the coverage of the Combat Sports Act 1987 to include both professional and amateur combat sports. Under this amended legislation all professional and amateur contestants and industry participants (promoters, managers, trainers, referees, judges and timekeepers) are required to register with the Commission. Promoters, such as Rebel FC, are also required to have a full understanding of their obligations as outlined in the Combat Sports Act 1987 and the Combat Sports Regulations 2013. They must also apply for a Promotion Permit for every event they hold.

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

Principal Executive Offices

Our principal executive office is located at 7500A Beach Road, Unit 12-313, The Plaza, Singapore 199591.  Our principal telephone number at such location is +6562941531.

ITEM 1A. RISK FACTORS

Risk Factors Related to the Business

The Company’s planned event for 2016 with Qingdao Leibo Sports Culture Co. Ltd (QLSC) may not occur as planned, or even if it does occur, there can be no assurance that it would be successful or profitable.

The Company plans to hold one additional event in 2016 together with QLSC in Guangzhou. However there can be no assurance that such event can actually occur. Further, even if the event can occur as planned, there can be no assurance that it would be successful or profitable.

We may not be able to develop content to capture audiences or a market share.

The creation, marketing and distribution of our live entertainment are the core of our business. The production of compelling live content is critical to our ability to generate revenues across our media platforms. Our failure to continue to create popular live events and televised programming would likely lead to a decline the attendance at our live events and our audience to the TV shows, which would adversely affect our results of operations.

We may not be able to retain or recruit outstanding fighters for our events.

Our success is largely dependent on our ability to recruit and retain renowned fighters to fight in our event. We cannot assure you that we will be able to continue to identify and retain well known, popular or top fighters in the future. Additionally, we cannot guarantee that we are able to retain existing fighters during the term of their contract. Our failure to retain and identify fighters could affect our event attendance and TV viewership and therefore, our results of operations.

It is difficult to generate and maintain audience’s interest in our fighters.

Part of our business is to the creation of storylines based on fighters’ background. We cannot guarantee that we can always create appealing storylines for the fighters to capture MMA fans’ interest in attending our events or watching them on television. This could lead to a lack of viewership and may adversely affect our results of operations.

We may become subject to new legislation or regulations governing MMA fighting.

While the mixed martial arts sector is currently regulated by the Singapore or PRC governments, hosting MMA events requires certain permits and licenses. In addition, MMA continues to draw attention of governments which may result in new legislation and rules. We cannot make any assurances that we will be able to comply with new legislation or rules or that such compliance would not be too expensive for us. Failure to comply may lead to a total stop of our operations and prohibit us from continuing our business.

We may not be able to secure contracts with video streaming sites for our Pay-per-view business.

Part of our growth strategy is to start delivering our shows by streaming them through Pay-Per-View (“PPV”) channels and over the internet. There can be no assurance that we will secure licensing contracts with PPV providers or televisions stations that offer PPV. Our inability to secure PPV would negatively impact our growth prospects and result of operations.

We may not be able to secure event venues.

We cannot provide any assurance that we will be able to book event venues at ideal locations to attract audiences to patronize to our events. Our ability to book venues is subject to other events in the area and the price we can afford to pay. This could adversely affect our event hosting abilities and thus our ability to generate revenues and operate our business.

We may encounter media censorship in overseas markets.

Our content may be censored in countries such as China due to the inherent violence involved in MMA fighting. Such censorship would not allow us to televise events or sell PPV viewings and may adversely affect our results of operations. In addition, changes in the policies of the Chinese government, for instance, could have a significant impact on our business. We may also be prohibited from promoting or conducting our live fighting events in the country. The inability to do so over an extended period of time could adversely affect our profitability and results of operations.

We may not be able to secure sufficient sponsorship.

Sponsorship is essential to our revenue and business model. We usually obtain sufficient sponsorship prior to organizing a live event. However, we cannot make any assurance that we will be able secure adequate sponsorship for each of our events. Ticket and PPV sales are only parts of our revenue model and sponsorships are critical to making an event profitable. Our inability to secure sufficient sponsorships for each event could adversely affect our results of operations.

We may not be able to secure television stations to broadcast our shows.

In addition to hosting live events, part of our intended revenue stream is to come from TV distribution. However, we cannot guarantee that we will be able to find TV channels to broadcast our events. Our ability to secure the airtime of our events on TV is affected by various factors, among other things, whether a TV station requires payment from the Company for the broadcasting, whether there is an available slot for the Company’s event and whether there is any censorship on events with violent content. In addition, if no TV station is willing to broadcast our events, our events and our brand will not have sufficient publicity in the media; therefore, it may negatively impact the sale of our future events. Thus, the failure to sell the rights to broadcast our events to TV stations would adversely affect our performance and growth.

We depend on the services of key executives, the loss of whom could materially harm our business and our strategic direction.

Our future success significantly depends on the continued service and performance of our key management personnel. Our growth direction is largely dependent on Mr. Aan Yee Leong Justin and Mr. KK Leong. The loss of the services by Messrs. Aan Yee Leong and KK Leong due to unexpected reasons could have a material adverse effect on our ability to create creative and enticing shows which could adversely affect our operating results and market our events as well as our business prospects. We cannot assure that Messrs. Leong and Leong’s services will continue to be available to us. We depend on the services of these key executives, the loss of whom could materially harm our business and our strategic direction.

We may face disruptions of the systems and equipment utilized in our live events.

We rely largely on outside contractors to supply us with the sound and lighting equipment for our live events. Although the Company inspects such equipment upon delivery from the contractors prior to an event, we cannot guarantee if such equipment may function without disruptions in the live event. In the event the provided equipment or system malfunctions at a live event, it will result in disruption of the progression of our event and may have a negative impact on the Company’s reputation. This would also affect our ability to retain audience and would affect our future events in the MMA market.

We may face pressure from parental, government, or other groups to stop our operations.

Our live events are considered violent and usually rated as Parental Guidance required. Due to the inherent violence involved in MMA, we may face pressure from nonprofit organizations or parental groups to prohibit events to be held, marketed or broadcast in countries which we currently operate in or plan to expand to. This could negatively impact our ability to market our brand, reduce the number of sponsorships that we may obtain and adversely affect our revenue from live event ticket sales and TV broadcasting.

Our expansion into new markets may present increased risks due to our unfamiliarity with the local markets.

We intend to expand our business to China and Australia where we have little or no meaningful experience. Those markets may have different cultures, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our expansion to be less successful than our Singapore business. In addition, our advertising program may not be successful in generating brand awareness in China and Australia, and the lack of market awareness of the brand of Rebel Fighting Championship can pose an additional risks in expanding into new markets.

Our quarterly results of operations are subject to fluctuations due to the timing of our event hosting.

The timing of our events may result in significant fluctuations in our quarterly performance. We typically incur most cash costs for an event within the third month immediately preceding, and the month of the event. Due to these substantial up-front financial requirements to recruit fighters, rent venues, advertise as well as other costs to prepare for the events, the quarterly results of our financials may incur significant expense and vary from quarter to quarter.

We may not be able to maintain profitability.

Maintaining profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing and our ongoing depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future.

We may not be able to obtain and maintain licenses and permits necessary for our operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various laws and regulations in the countries we operate that will be affecting our business. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

Customer complaints or litigation on behalf of our customers may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers. In recent years, some combat sports companies have been subject to lawsuits, including class action lawsuits, alleging violations of law regarding the brutal nature of the fights. We are also subject to a variety of other claims in the ordinary course of business, including injury of the fighters. These legal proceedings may adversely affect our operation results and profitability.

We do not carry any insurance for the venue or the fighters. In the event there is any accident at a live event, the Company will be liable for all the losses.

There are a number of factors outside the control of us, such as an injury, illness, medical condition or death of the fighters as a result of the fighting competition. We do not maintain any insurance against such injury, accident, medical condition, or death. Thus, we may be liable for all the medical bills and fees.

We have a short history of operating as a promoter for MMA events and our experience is limited.

We are a development stage company formed recently to carry out the MMA events and thus have only a limited operating history. We started our business since June 2013 and to date we have only held three of the MMA events in Singapore and China. Thus, we have limited experience in promoting the MMA events. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies which has long-term history and experience in the area of MMA, the entry of new competitors into the MMA business, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the MMA business and general economic conditions. Accordingly, our future revenue and operating results are difficult to forecast.

We have a limited number of employees that are working for the Company and to organize an event of a larger scale we may need additional staff.

As of the date of this report, we only have ten full-time employees, which would not satisfy our needs to host and promote large-scale MMA events. Although we may recruit contract employees or part-time employees when it comes close to the events, we may face the risk of not being able to retain qualified personnel in a short period of time.

We have not hired any local employees for our planned operations in China and Australia.

We have hired three local employees in China to pitch the oversea markets. Because of the significant different culture, customer awareness of the sports and discretionary spending patterns than our existing market in Singapore, we need to employ more local staff to assist us to penetrate the MMA business in China and Australia. The failure to do so will hinder our success in these overseas markets.

There are many established competitors in the MMA market. The Company may not be able to survive the fierce competition.

The industry is competitive and highly fragmented, with established brand awareness of our competitors such as Ultimate Fighting Championship and One Fighting Championship. We compete with these well-known companies as well as other MMA organizations which may affect our ability to thrive in the MMA industry. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. We expect that competition will be intensified in the future as the MMA sports continue to grow worldwide. Increased competition may result in reduced operating margins, reduced profitability, loss of market share and diminished brand recognition.

Failure of us to adequately protect our intellectual property could injure the value of our brand.

Our business is dependent on successful marketing and promotion of our branded events, therefore protecting our brand from intellectual property infringement (such as counterfeiting our branded products and other unauthorized uses of our trademark) is important. Although we will enforce our intellectual property rights, it may not be possible for us to detect all instances of brand infringement. Additionally, where instances of brand infringement are detected, we cannot guarantee that such instances will be prevented as there may be legal or factual circumstances that give rise to uncertainty as to the validity, scope and enforceability of our intellectual property rights. Infringement of our trademark, copyright and other intellectual property rights by others could have an adverse effect on our brand and hence affect our income.

Economic downturns may lead to less disposable income of our potential audience, resulting in smaller audiences of our events. An economic recession may also result in less sponsorship for our events.

An economic downturn or adverse conditions in the global markets may negatively affect our earnings. Attendance of our events and purchases for viewing of our shows may depend in part on the actual or perceived personal disposable income of our potential audiences. Our revenue is also dependent on marketing budgets of our sponsors. These commercial contract payments are contingent upon the expenditures of businesses across a wide range of industries, which industries may cut costs in response to any economic downturn.

Risk Factors Related to Our Common Stock

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. After the sale of Moxian BVI in February 2014 and prior to the Share Exchange Transaction, the Company did not have any operations; therefore, the Company was a shell company. While we believe that as a result of the Share Exchange Transaction, the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although the Company filed Form 10 Information with the SEC on Form 8-K, on February 5, 2015, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

Our shares of common stock are subject to penny stock regulation.  Because our common stock is penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares.

Our stock price may be volatile and you may not be able to resell your shares at or above the price you paid.  In addition, volatility in the price of our common stock may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock;
●	operating results that fall below expectations;
●	regulatory developments;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results;
●	our inability to develop or acquire new or needed technologies;
●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock; and
●	any future sales of our common stock by our officers, directors and significant stockholders.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we are a small company with a limited operating history, stockholders may find it difficult to sell their common stock in the public markets.

Our common stock is currently traded on the OTC Markets Pink under the symbol “REBL.”  The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the stock price.  We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our board of directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock.  Any issuances of preferred stock may have priority over the common stock with respect to dividend or liquidation rights.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company and may adversely affect the voting and other rights of the holders of our common stock.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.  If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act.  Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of shareholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 60.46 of our Common Stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to stockholders. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

We expect that our revenue will fluctuate, which could cause our stock price to decline.

Any significant decline on selling our tickets to the events, unfavorable TV distribution deals that we enter into, or changes in the spending behavior of our customers could adversely affect our revenue growth. If our revenue fluctuates or does not meet the expectations of securities analysts and investors, our stock price would likely decline.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these reports or analysts. If any of the analysts who cover our company downgrades our stock, or if our operating results do not meet the analysts’ expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

Our headquarter is located in the heart of downtown Singapore at 7500A Beach Road, Unit 12-313, The Plaza, Singapore. We pay our landlord SGD 3,010.00 as rent per month. The Company’s lease agreement expired on February 19, 2016, and has been extended for an additional six (6) months with the same rental fee. The Company believes that the aforementioned office space will be sufficient for its current needs and plans to move to a larger office upon completion of future financings. However, there can be no guarantee that the Company can consummate sufficient financings such that it would be able to move to a bigger office space. Further, the Company has set up an office in Shanghai in May of 2016 at 89 TaiXing Road, Shanghai 200041 pursuant to a lease agreement with a monthly rent of 14,000 RMB.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock; our Common Stock is quoted on the OTC Markets OTC PINK, under the symbol “REBL.”

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance. Our common stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2015	Bid	Bid
First Quarter	$1.52	$1.01
Second Quarter	$1.59	$1.40
Third Quarter	$1.58	$0.51
Fourth Quarter	$1.55	$1.01

	High	Low
Fiscal Year 2014	Bid	Bid
First Quarter	$0.34	$0.19
Second Quarter	$0.38	$0.21
Third Quarter	$0.21	$0.18
Fourth Quarter	$1.10	$0.85

* The Company’s Common Stock did not trade until June 2013.

As of August 9, 2016, the last sale price reported on the OTC Pink for the Company’s Common Stock was approximately $1.10 per share.

Common Stock

Our authorized capital stock consists of 500,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share.   Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.  A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by  our board of directors from time to time, the holders of shares of our common stock will be entitled to such dividends (cash, stock, or otherwise) as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding, giving effect to the shares of Common Stock issued in the Share Exchange Transaction.

Preferred Stock

The Company’s Board of Directors is authorized by its Articles of Incorporation to issue Preferred Stock from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions, thereof, as shall be stated in the resolutions adopted by the Company’s Board of Directors providing for the issuance of the Preferred Stock. The Company’s Board of Directors is authorized, within any limitations prescribed by law and the Company’s Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock. There is no preferred stock issued or outstanding at the date of this Current Report.

Warrants

There are currently no outstanding warrants.

Options

There are currently no outstanding options.

Holders

As of December 31 2015, we had 23,000,118 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 355 beneficial owners of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Island Stock Transfer with an address at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760. Their telephone number is Office phone: 727-289-0010.

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

Dividend Policy

We have not paid any cash dividends to our shareholders. Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report are forward-looking statements that involve risks and uncertainties. The cautionary language in this Current Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Current Report on Form 10-K.

The "Company", "we," "us," and "our," in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel Holdings Limited (“Rebel FC”), a company incorporated under the laws of British Virgin Islands a wholly-owned subsidiary of Rebel Group, Inc.; (ii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart”); (iii) SCA Capital Limited, a company incorporated under the laws of British Virgin Islands and a wholly-owned subsidiary of Rebel FC (“SCA Capital”).

Overview

Rebel Holdings Limited, which utilizes the trade name of Rebel Fighting Championship (“Rebel FC”), was incorporated on October 28, 2014 in British Virgin Islands and has engaged in hosting and promoting MMA events since its incorporation.

Pure Heart Entertainment Pte Ltd. (“Pure Heart”) was incorporated under the laws of the Singapore on August 24, 2000 under the name “Sook Kee Coffeeshop Pte. Ltd.” Effective on November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. On October 30, 2014, Pure Heart became a wholly-owned subsidiary of Rebel FC.

SCA Capital Limited (“SCA Capital”), a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became the wholly-owned subsidiary of Rebel FC.

We are currently operating under the trade name “Rebel Fighting Championship.” We seek to organize, promote and host MMA events featuring top level athletic talent. With assistance from contracted production crews, we also seek to produce and distribute, through the internet and social media, and sell the rights to distribute to television stations, videos of its MMA events. We seek to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world.

The principal activities of the Company in the year 2015 were organizing and promoting MMA events.

On October 20, 2015 the Company planned to hold an event at the MasterCard Center in Beijing titled the Battle Royale Ascension together with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China. This event was cancelled due to the QQSC’s inability to obtain required approval from local authorities in time for QQSC to get sufficient advertising, sponsorship and ticket sales for the planned event. The Company received USD $200,000 from QQSC in connection with the event, such fees were used by the Company to pay its operating expenses.

Pure Heart and QQSC entered into an MMA Events Cooperation Agreement on March 1, 2015. A copy of the 2015 Cooperation Agreement is filed herewith as Exhibit 10.7. The term of the Cooperation Agreement was from March 1, 2015 to February 29, 2016. Pursuant to the 2015 Cooperation Agreement, QQSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers, sponsorship negotiations and event venue and event quality control. QQSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2015 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QQSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2015 Cooperation Agreement, QQSC agreed to pay Pure Heart US $250,000 per event. Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2015 Cooperation Agreement.

On June 27, 2015, the Company held an event titled the Promised Ones at the Qingdao Sports Centre together with QQSC. QQSC paid Pure Heart USD $350,000 for this event. Such fees were used by the Company to pay its operating expenses. Further for this event, QQSC paid Pure Heart an additional $100,000 on top of the $250,000 required under the 2015 Cooperation Agreement due to difficulties incurred by Pure Hear in its efforts in organizing the event.

Pure Heart and QLSC entered into an MMA Events Cooperation Agreement on May 1, 2016. A copy of the Cooperation Agreement is filed herewith as Exhibit 10.8. The term of the 2016 Cooperation Agreement is from May 1, 2016 to April 30, 2017. Pursuant to the 2016 Cooperation Agreement, QLSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers and sponsorship negotiations. QLSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2016 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QLSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2016 Cooperation Agreement, QLSC agreed to pay Pure Heart US $300,000 per event. Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2016 Cooperation Agreement.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has been billed by Pure Heart for USD $250,000 for this event. Such fees are planned to be used by the Company for working capital.

The Company plans to hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that it will be successful..

As of December 31, 2015, our retained earnings were $7,766,806. Our stockholders’ equity was $28,047,841.

Results of Operations

For the year ended December 31, 2015 compared with the year ended December 31, 2014

Gross Revenues

The Company made sales revenues from continuing operations of $537,325 in the year ended December 31, 2015 compared to $619,275 being generated in the year ended December 31, 2014.

The Company’s sales revenue of $537,325 in the year ended December 31, 2015 primarily comes from fees received by Pure Heart for holding events in China, The Promised Ones, for our Chinese associate for which we received management fees.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and year ended December 31, 2014 were $671,393 and $325,189, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of our business.

Net Profit

Net profit for the year ended December 31, 2015, including those from profit from disposal of a subsidiary and royalty maintenance income totaling $7,782,000, was $7,617,976 as compared year ended December 31, 2014 of $10,739. Basic and diluted net income (loss) per share amounted $0.334 and $0.001 respectively for the year ended December 31, 2015 and year ended December 31, 2014.

The increase in net profit for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to profit from disposal of a subsidiary and royalty maintenance income.

Liquidity and Capital Resources

As of December 31, 2015 we had working capital of ($218,693) consisting of cash on hand of $53,090 as compared to working capital of $(97,977) and cash on hand of $135,034 as of December 31, 2014.

Net cash provided by (used in) operating activities for the year ended December 31, 2015 was ($625,777) as compared to net cash used in operating activities of $115,953 for the year ended December 31, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

The decrease of net cash for operating in the year ended December 31, 2015 was due to an increase of trade and other receivables.

Net cash provided by (used in) investing activities for the year ended December 31, 2015 was NIL as compared to net cash provided by investing activities of ($54,469) for the year ended December 31, 2014.

Net cash provided by financing activities for the year ended December 31, 2015 was $553,630 as compared to $9,338 for the year ended December 31, 2014. The cash provided by financing activities for the year ended December 31, 2015 are mainly from a shareholder.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our combined financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our combined financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2014 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Dominic K.F. Chan & Co. (“DKC”), which as a result of the Merger, as such term is defined in Item 9 of this report, became DCAW (CPA) Ltd (“DCAW”) and DCAW, succeeded to the registration status with the PCAOB, of DKC, effective from May 1, 2016 and therefore DCAW is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission (the “SEC”) and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported by the Company in its Current Report on Form 8-K filed with the SEC on August 23, 2016, the Company received a letter from Dominic Chan, on behalf of DCAW (CPA) Ltd (“DCAW”), notifying the Company that effective April 30, 2016, its independent registered public accounting firm, Dominic K.F. Chan & Co (“DKC”), had merged with AWC (CPA) Limited (the “Merger”) and formed DCAW. The letter also advised that in connection with the Merger and pursuant to the Public Company Accounting Oversight Board’s (the “PCAOB”) Rules 2108 and 2109, DCAW, of which Mr. Dominic Chan is the managing director, had succeeded to the registration status with the PCAOB, of a predecessor, in this case such predecessor being DKC, effective from May 1, 2016 and therefore DCAW is registered with the PCAOB.

As a result of the Merger and DCAW succeeding to DKC’s registration with the PCAOB, DKC resigned as the Company’s independent registered public accounting firm on April 30, 2016. On August 19, 2016, the Company engaged DCAW as its independent registered public accounting firm. The Company’s board of directors (the “Board”), approved the resignation of DKC and the appointment of DCAW as its independent registered public accounting firm on August 19, 2016.

DKC’s report on our financial statements for the fiscal year(s) ended September 30, 2013 and September 30, 2014, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. DKC’s reports on our financial statements for the fiscal years ended September 30, 2014, and September 30, 2013, however, stated that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2013 and September 30, 2014, we have had no disagreements with DKC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKC, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal years ended September 30, 2013 and September 30, 2014, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

Prior to DCAW’s engagement by the Company, neither the Company, nor anyone on the Company's behalf, previously consulted with DCAW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Further, there was no written report or oral advice provided by the Company or anyone on the Company’s behalf to DCAW prior to DCAW’s engagement by the Company.

The Company has provided DKC with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested DKC to furnish a letter addressed to the SEC stating whether it agrees with the statements made in the 8-K. DKC provided a response letter to the SEC stating whether or not DKC agrees with the statements made in the current report on Form 8-K, a copy of which was filed as Exhibit 16.1 to the Form 8-K.

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

As of December 31, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company is in the process of adopting formal documented controls and anticipates having them in place by December 31, 2016.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, may remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives may be at least partially, if not fully, implemented by December 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2016.

Changes in internal controls over financial reporting

On June 30, 2015, the Board of Directors of the Company added a directorship of the Board and appointed Mr. Ong Chow Hong as the new director of the Company.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Aan Yee Leong, Justin	30	President, Chief Executive Officer and Director
Khian Kiee Leong	66	Chairman
Chow Hong Ong	76	Director

Aan Yee Leong, Justin- Mr. Justin Leong has managerial experience in project management, financial management, financial reporting, and budgeting. He has the passion and enthusiasm for mixed martial arts and is the founder of Rebel FC. From October 2013, he serves as an executive director in SCA Capital Limited and Rebel FC. From May 2013, he started to work as an executive director of Pure Heart. From March 2007 to October 2008, he worked as a finance and administrative executive in KKL Management Consultants Pte Ltd. From January 2012 to December 2012, he was a manager of KK Leong & Partners. Mr. Justin Leong graduated from University of London with a Bachelor of Science (Hons) in Banking and Finance in 2007.

The Board of Director reached a conclusion that Mr. Justin Leong should serve as a Director of the Company based on his experience in financial management.

Khian Kiee Leong- Mr. Leong has over 30 years professional experience in advisory and consultant business, serving both multinational and regional companies across a wide range of industries. He provides advice and support for the Company on its strategic planning. From October 2014, he serves as director in Rebel FC and SCA Capital. From June, 2013, he acts as a director of Pure Heart. Since March 1994, he serves as the managing partner of KK Leong & Partners and CEO of KKL Consultancy Services Pte. Ltd. Mr. Leong graduated from Nanyang University majored in Accounting in Singapore in 1972 and he is chartered accountant of the Institute of Chartered Accountants in England and Wales.

The Board of Director reached a conclusion that Mr. Leong should serve as a Chairman of the Company based on his extensive experience in management.

On June 30, 2015, the Board of Directors of the Company added a directorship of the Board and appointed Mr. Ong Chow Hong as the new director of the Company. The Board of Director reached a conclusion that Mr. Ong Chow Hong should serve as a director based on his experience as director of listed companies.

Mr. Chow Hong Ong, age 76, has held the positions of Chief Accountant, Chief Internal Auditor and Director (Audit & Systems) in the Port of Singapore Authority (“PSA”) for 15 years. He was the General Manager of SPECS Consultants Pte Ltd, the consulting agency of the PSA. Previously he worked in the Internal Audit Department of ESSO Berhad in Kuala Lumpur, Malaysia and in a public accountants firm in Perth, Australia. He had also held the position of CEO of Superior Multi-Packaging Ltd, Singapore. Mr. Ong served as a director and Chairman of Audit Committee of the public-listed companies of Vicom Ltd from 1980 to 2008. He also held position as a director in Superior Multi-Packaging Ltd and Airocean Ltd. in Singapore. He was a director of Cisco Recall Pte Ltd, a joint venture of Cisco Pte Ltd, Singapore and Bramble Ltd of Australia from 1998 to 2004. He was also a director of Hoover Stainless Pte Ltd, Singapore from 1997 to 2003. Mr. Ong served as a Councilor and Chairman of Audit Committee of Aljunied Town Council, Singapore. He served as a member of Audit Committee of National Council of Social Service, Singapore. He was also the Chairman of Audit Committee of Orchid Country Club, Singapore.

Mr. Ong was conferred the National Public Administration Medal (Bronze) for his service in the Port Singapore Authority and the Friend of Labour Award by Singapore Labour Foundation (SLF) for his contributions in Vicom Ltd. Mr. Ong held a diploma in Accountancy from the Perth Technical College, Australia. He was a Fellow of Certified Public Accountants (Australia).

Promoter

James Mengdong Tan, currently a director of Moxian China, Inc., assisted the negotiation of the sale of Moxian IP as well as the Share Exchange Transaction among the Company, Rebel FC and Rebel FC Stockholder. Mr. Tan also assisted in structuring the sale of all of the equity interests of Moxian Group Limited (“Moxian BVI”), a former direct subsidiary of the Company, and the license of the intellectual property rights of the Company to Moxian China, Inc. pursuant to a License and Acquisition Agreement, dated February 19, 2014. In February 2013, he assisted the negotiation of the acquisition of approximately 77.26% of the then outstanding shares of the Company by three purchasers from Marilyn Stark, our former officer, director and a former shareholder of the Company. Mr. Tan also later offered consulting and business advisory services to the Company’s board of directors in connection with the Company’s reverse acquisition of Moxian BVI and its operating business in April 2013.

Mr. Tan, through 8i Capital Limited, an entity owned and managed by him, beneficially owns an aggregate of 6,000 shares of the Company as of the date of this Report.

Based on the foregoing, Mr. James Mengdong Tan is a promoter, as that term is defined in Rule 405 of Regulation C promulgated under the Securities Act.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. No member of the Company’s board of directors qualifies as an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 5605(a)(2). We do not have majority of independent directors.

Committees of the Company’s Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2015, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently there are two directors of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

We has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2014	$26,535	-	-	-	$26,535
	2015	$35,860	-	-	-	$35,860

(1)	Mr. Leong is serving as the President and CEO of Rebel FC since January 30, 2015.

Outstanding Equity Awards at Fiscal Year-End

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2015 and 2014.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2015	$21,895	-	-	-	$21,895
Khian Kiee Leong(2)	2015	$21,895	-	-	-	$21,895
Chow Hong Ong(3)

(1)	Mr. Leong serves as executive director of Pure Heart since May 2013.
(2)	Mr. Leong serves as a director of Pure Heart since June 2013.
(3)	Mr. Ong Chow Hong was appointed as a director to the Company’s board of directors on June 30, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception of the Company through the date of this Report by the executive officers named in the Summary Compensation of REBL.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

We currently do not have any employment agreements with our directors or executive officers.

Compensation of Directors

For the fiscal year ended December 31, 2015, none of the members of our Board of Directors received compensation for his service as a director of the Company. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

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

Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Officers and Directors
Aan Yee Leong, Justin 7500A Beach Road #12-313 The plaza Singapore 199591	CEO and Director	Common Stock, $0.0001 par value	6,953,000	(3)	30.23%

Khian Kiee Leong 7500A Beach Road #12-313 The plaza Singapore 199591	Chairman	Common Stock, $0.0001 par value	6,953,000	(3)	30.23%

Ong Chow Hong 41 Duchess Avenue Singapore 269111	Director	Common Stock, $0.0001 par value	40,000		0.17%

All officers and directors as a group (3 persons named above)		Common Stock, $0.0001 par value	13,946,000		60.63%

5% Securities Holders
Total Glory International Limited(3) 7500A Beach Road #12-313 The Plaza Singapore 199591		Common Stock, $0.0001 par value	13,906,000		60.46%

First Globe Holdings Limited(4) 1 Watten Drive Singapore 287637		Common Stock, $0.0001 par value	2,300,000		10.00%

Silver Height Investment Limited(5) 7500A Beach Road 12-313 The Plaza Singapore 199591		Common Stock, $0.0001 par value	2,300,000		10.00%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report 23,000,118 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on 23,000,118 shares of the Company’s common stock issued and outstanding as of the date of this Current Report.
(3)

Aan Yee Leong owns 50% of equity interests of Total Glory International Limited (“Total Glory”) and is a director of Total Glory; therefore he should be deemed as the beneficial owner of the securities held by Total Glory. Khian Kiee Leong owns 50% of equity interests of Total Glory and is it director; therefore, he should be deemed as the beneficial owner of the securities held by Total Glory.

(4)Mr. Peter Tan Shou Yi is the control person of First Globe Holdings Limited, he is the director and a shareholder of First Globe Holdigns Limited.

(5)Mr. Lim Tow Meng is the control person of Silver Height Investment Limited, he is the director and a shareholder of Silver Height Investment Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On January 30, 2015, REBL, Rebel FC and Rebel FC Stockholder, Total Glory International Limited entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of Common Stock, in exchange for 100% of equity interests of Rebel FC held by the Rebel FC Stockholder. 50% of the equity interests of Total Glory International Limited is owned by Aan Yee Leong, our CEO, President, and Director, and the remaining 50% is owned by KK Leong, our Chairman,

Mr. James Mengdong Tan, through 8i Capital Limited, an entity owned and managed by him, beneficially owns an aggregate of 6,000 shares of the Company as of the date of this Report.

Our Chairman, Mr. Leong Khian Kiee has made loans totaling $774,637 to the Company. The loans have no fixed terms of repayment and bear no interest. As of the date of this Report, the Company owed in the amount of $774,637 to Mr. Leong Khian Kiee.

Except the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

New Independent Registered Public Accounting Firm

On August 19, 2016, the company appointed DCAW as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2014 and 2015, and during all subsequent interim periods through August 19, 2016, the Company did not consult DCAW regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a “disagreement” with its former accountants or a “reportable event” as those terms are defined in Item 304 of Regulation S-K.

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Dominic K.F. Chan & Co (“DKC”), which as a result of the Merger, as such term is defined in Item 9 of this report, became DCAW (CPA) Ltd (“DCAW”) and DCAW, succeeded to the registration status with the PCAOB of DKC, effective from May 1, 2016, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2014	2015

Audit fees	$29,000	$9,000
Audit-related fees	-	10,000
Tax fees	$-	$-
All other fees	-
Total	$29,000	$19,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by DCAW (CPA) Ltd, formerly Dominic K.F. Chan & Co. and was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Rebel Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc. (Incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2015)

10.1	Assignment and Assumption Agreement, dated February 19, 2014, among Moxian HK, Moxian Shenzhen and Moxian Samoa. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.2	License and Acquisition Agreement, dated February 21, 2014, among the Company, MOXC, Moxian BVI and Moxian CN Samoa. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.3	Form of Share Exchange Agreement dated January 30, 2015 by and among the Company, Rebel FC and Rebel FC Stockholder. (incorporated by reference herein to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.4	Form of Equity Transfer Agreement dated January 30, 2015 by and between the Company and Moxian China, Inc. (incorporated by reference herein to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.5	Plan of Disposition. (incorporated by reference herein to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

Exhibit Number	Description

10.6	Appraisal Report dated November 15, 2014, prepared by Grant Sherman Appraisal Limited. (incorporated by reference herein to Exhibit 10.4 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.7	2015 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao.*

10.8	2016 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Leibo Sports Culture Co. Ltd, a Chinese entity incorporated in Qingdao.*

21.1	List of Subsidiaries. (incorporated by reference herein to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed on August 1, 2015.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2016	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

REBEL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rebel Group, Inc.

We have audited the accompanying consolidated balance sheets of Rebel Group, Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ DCAW (CPA) Limited

DCAW (CPA) Limited

Certified Public Accountants

Hong Kong, August 31, 2016

REBEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$53,090	$135,034
Trade and other receivables	685,958	14,734
Total current assets	739,048	149,768
Property and equipment, net	42,532	64,463
Intangible assets	118,454	152,519
Long-term investment	38,910,000	-
TOTAL ASSETS	$39,810,034	$366,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$11,940	$12,595
Accruals and other payables	171,164	5,778
Due to a shareholder	774,637	227,779
Deferred tax liabilities	10,894,800	-
Income tax payables	-	1,593
Total current liabilities	11,852,541	247,745
Bank loan – non-current portion	9,413	23,587
TOTAL LIABILITIES	$11,861,954	$271,332

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,000,118 and 20,700,000 shares issued and outstanding at December 31, 2015 and 2014, respectively)*	2,300	2,070
Additional paid-in capital	47,700	47,930
Retained earnings	7,667,045	49,069
Accumulated other comprehensive income (loss)	20,231,035	(3,651)
Total stockholders’ equity	27,948,080	95,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,810,034	$366,750

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Revenues, net	$537,325	$619,275

Cost and expenses
Cost of sales	26,309	282,619
Depreciation and amortization expenses	43,079	19,797
General and administrative expenses	628,314	305,392
(Loss) income from operations	(160,377)	11,467

Other income (expense)
Gain on disposal of a subsidiary	6,782,000	-
License maintenance royalty for IP rights	1,000,000	-
Bank loan interest	(1,700)	(728)
Interest income	1,162	-
Total other income (expense)	7,781,462	(728)

Income before income tax expenses	7,621,085	10,739
Income tax expenses	(3,109)	-
Net income	7,617,976	10,739

Other comprehensive income
Foreign currency translation adjustments	1,486	(1,705)
Unrealized fair value gains on long-term investment arising during period, $10,894,800 tax	31,128,000	-
Other comprehensive income (loss), before tax	31,129,486	(1,705)

Income tax expenses related to items of other comprehensive income	(10,894,800)	-
Other comprehensive income, net of tax	20,234,686	(1,705)

Comprehensive income	$27,852,662	$9,034

Earnings per share (Note 9)

Basic and diluted loss per common share	$0.334	$0.001

Basic and diluted weighted average common shares outstanding	22,811,067	20,700,000

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common Stock				Accumulated
	The Company		Additional		Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

Balance, December 31, 2013	-	$-	$237,893	$38,330	$(1,946)	$274,277

Foreign currency adjustment	-	-	-	-	(1,705)	(1,705)
Eliminated on combination	-	-	(237,893)	-	-	(237,893)
Issuance of shares	20,700,000	2,070	47,930	-	-	50,000
Net income	-	-	-	10,739	-	10,739

Balance, December 31, 2014	20,700,000	$2,070	$47,930	$49,069	$(3,651)	$95,418

Net income	-	-	-	7,617,976	-	7,617,976
Effect of share exchange	2,300,118	230	(230)	-	-	-
Foreign currency adjustment	-	-	-	-	1,486	1,486
Unrealized gain on investment	-	-	-	-	31,128,000	31,128,000
Income tax expenses related to items of other comprehensive income	-	-	-	-	(10,894,800)	(10,894,800)

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS,

(Stated in US Dollars)

	Year ended	Year ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income	$7,617,976	$10,739
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	43,079	19,797
License maintenance royalty for IP rights	(1,000,000)	-
Gain on disposal of a subsidiary	(6,782,000)	-
	(120,945)	30,536
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(672,188)	189,820
Increase (decrease) in accruals and other payables	165,763	(104,403)
Increase in income tax payables	1,593	-
Net cash (used in) provided by operating activities	(625,777)	115,953

Cash flows from investing activities:
Purchases of equipment	-	(3,882)
Purchases of intangible assets	-	(52,587)
Net cash used in investing activities	-	(56,469)

Cash flows from financing activities:
Proceeds from share issuance	-	7,893
Bank loan borrowing	-	37,789
Bank loan repayment	(12,462)	(1,674)
Repayment to shareholder	-	(34,670)
Advance by shareholder	566,092	-
Net cash provided by financing activities	553,630	9,338

Effect of foreign currency translation	(9,797)	(4,225)
(Decrease) increase in cash and cash equivalents	(81,944)	64,597
Cash and cash equivalents at beginning of year	135,034	70,437
Cash and cash equivalents at end of year	$53,090	$135,034

Supplemental cash flow disclosures:
Cash paid for interest expense	$1,700	$728
Cash paid for income taxes	$3,109	$-

Major non cash transactions:
Unrealized fair value gains on long-term investment	$31,128,000	$-

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

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

The exchange transaction was accounted for as a reverse acquisition in accordance with generally accepted accounting principles of America. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Pure Heart. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Pure Heart.

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

Basis of presentation

The consolidated financial statements of the Company and its subsidiaries are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Basis of presentation (Continued)

All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company's audited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The fiscal year end is December 31.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

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

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks and have not experienced any losses from such concentrations.

Fair value of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2015 and 2014, financial instruments of the Company primarily comprise of cash, loans receivable, accrued interest receivables, cost method investment, other receivables, short-term bank loans, secured loans and other loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore subsidiaries maintain their books and records in its local currency, the Singapore dollar (“SGD”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

Transactions in foreign currencies other than functional currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US dollars using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in investors’ equity as part of accumulated other comprehensive income.

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

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the audited consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the audited consolidated financial statements.

REBEL GROUP, INC.

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

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

Plant and equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Equipment	3 - 5 years

Intangible assets

Intangible assets, comprising trade mark and other intangible assets, which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 10 years.

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-10, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	December 31, 2015	December 31, 2014

Equipment	$77,962	$83,418
Less: accumulated depreciation and amortization	(35,430)	(18,955)
Total property and equipment, net	$42,532	$64,463

The depreciation expenses for the years ended December 31, 2015 and 2014 were $18,255 and $19,797, respectively.

4.	Intangible assets

	As of
	December 31, 2015	December 31, 2014

Trade mark	$16,032	$17,154
Other intangible assets	126,511	135,365
	$142,543	$152,519
Less: accumulated amortization	(24,089)	-
Net intangible assets	$118,454	$152,519

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended December 31, 2015 and 2014, totaled $24,824 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2016	$12,651
2017	12,651
2018	12,651
2019	12,651
2020 and thereafter	$51,818

5.	Long-term investment

On January 30, 2015, MOXC issued a convertible promissory note to the Company for $7,782,000 (the “MOXC Note”). The MOXC Note would become due and payable on October 30, 2015. Under the MOXC Note, MOXC has the option to convert any and all amounts due under the MOXC Note into the shares of MOXC’s shares of common stock (the “MOXC Common Stock”) at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of MOXC Common Stock for 30 trading days immediately prior to the date of conversion is higher than the Conversion Price. MOXC also has a right of first refusal to purchase the shares issuable upon conversion of the MOXC Note at the price of 80% of the VWAP of MOXC Common Stock for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Long-term investment (Continued)

On August 14, 2015, due to the VWAP of the MOXC Common Stock for 30 trading day prior to August 14, 2015 is higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC notified the Company that it elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of the MOXC Common Stock at the conversion price of $1.00 (“August Conversion”). As a result of the August Conversion, the remainder amount of the MOXC Note is $3,891,000.

On September 28, 2015, MOXC notified the Company that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and September Conversion, consequently, all of the MOXC Note was converted into the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note is outstanding as of December 31, 2015.

	As of
	December 31, 2015	December 31, 2014

Cost	$7,782,000	$-
Fair value adjustment	31,128,000	-
Total property and equipment, net	$38,910,000	$-

As of December 31, 2015, the fair value of MOXC Common Stock was US$5.00 and the Company has no intention to sell the investment.

For the year ended December 31, 2015, the gain on disposal of a subsidiary was $6,782,000.

6.	Bank loan

	As of
	December 31, 2015	December 31, 2014

Repayable within one year	$11,940	$12,595
Repayable after one year	9,413	23,587
Total bank loan	$21,353	$36,182

The interest expenses for the years ended December 31, 2015 and 2014 were $1,700 and $728, respectively.

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

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Due to a shareholder

As of December 31, 2015 and 2014, the due to shareholder is $774,637 and $227,779 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

8.	Stockholders’ equity

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

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Stockholders’ equity (Continued)

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

9.	Earnings per share

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Net income attributable to common shareholders for computing basic net income per common stock	$7,617,976	$10,739

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	22,811,067	20,700,000
Dilutive shares	-	-
Diluted	22,811,067	20,700,000

Basic earnings per share	$0.334	$0.001
Diluted earnings per share	$0.334	$0.001

*The number of shares of common stock has been retroactively restated to reflect the 1-for-5 reverse stock split effected on July 9, 2014, and reflect the 1-for-20 reverse stock split of its issued and outstanding common stock effected on December 5, 2014.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the years ended December 31, 2015 and 2014.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of
	December 31, 2015	December 31, 2014
Income tax expense is comprised of:
Current income tax	$3,109	$-
Deferred income tax expense	10,894,800	-
Total provision for income taxes	$10,897,909	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2015 and 2014 are presented below:

	As of
	December 31, 2015	December 31, 2014

Unrealized fair value gains on long-term investment	$10,894,800	$-

The enterprise income tax payable as follows:

	As of
	December 31, 2015	December 31, 2014

Income tax payable	$-	$1,593

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

15.2 Related party balances

Amount due to shareholders were $774,637 and $227,779 as at December 31, 2015 and 2014, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	December 31, 2015	December 31, 2014

At beginning of year	$227,779	$161,879
Advance from shareholder	530,285	65,900
At end of year	$758,064	$227,779

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	December 31, 2015	December 31, 2014

At beginning of year	$-	$-
Advance from shareholder	16,573	-
At end of year	$16,573	$-

12.	Commitments and contingencies

Operating Lease

Significant commitment as at December 31, 2015 is as follows:

Twelve months ended December 31,
2016	$4,379
2017	-
2018	-
Thereafter	-
Total minimum lease payments	$4,379

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the years ended December 31, 2015 and 2014.

13.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended December 31, 2015.

