Form 10-Q
period 2016-03-31
Rebel Group, Inc.
filed 2016-09-13
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of September 13, 2016, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 23,000,118.

1

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)	5

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	8– 17

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	As of
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,097	$53,090
Trade and other receivables	669,032	685,958
Total current assets	675,129	739,048
Property and equipment, net	41,032	42,532
Intangible assets	121,236	118,454
Long-term investment	38,910,000	38,910,000
TOTAL ASSETS	$39,747,397	$39,810,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$12,746	$11,940
Accruals and other payables	164,826	171,164
Due to a shareholder	787,352	774,637
Deferred tax liabilities	10,894,800	10,894,800
Total current liabilities	11,859,724	11,852,541
Bank loan – non-current portion	6,639	9,413
TOTAL LIABILITIES	$11,866,363	$11,861,954

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,000,118 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,598,023	7,667,045
Accumulated other comprehensive income	20,233,011	20,231,035
Total stockholders’ equity	27,881,034	27,948,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,747,397	$39,810,034

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

(Unaudited)

	For the	For the
	Three Months ended	Three Months ended
	March 31,	March 31,
	2016	2015

Revenues, net	$-	$157

Cost and expenses
Cost of sales	-	16,312
Depreciation and amortization expenses	6,739	4,731
General and administrative expenses	62,141	114,346
Loss from operations	(68,880)	(135,232)

Other (expense) income
Gain on disposal of a subsidiary	-	6,782,000
Bank loan interest	(308)	(1,229)
Interest income	166	12,792
Total other (expense) income	(142)	6,793,563

(Loss) income before income tax expenses	(69,022)	6,658,331
Income tax expenses	-	-
Net (loss) income	(69,022)	6,658,331

Other comprehensive income
Foreign currency translation adjustments	1,976	5,660
Other comprehensive income, before tax	1,976	5,660

Income tax expenses related to items of other comprehensive income	-	-
Other comprehensive income, net of tax	-	-

Comprehensive (loss) income	$(67,046)	$6,663,991

(Loss) earnings per share (Note 9)

Basic and diluted (loss) earnings per common share	$(0.003)	$0.289

Basic and diluted weighted average common shares outstanding	23,000,118	23,000,118

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
	The Company		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

Net loss	-	-	-	(69,022)	-	(69,022)
Foreign currency adjustment	-	-	-	-	1,976	1,976

Balance, March 31, 2015 (Unaudited)	23,000,118	$2,300	$47,700	$7,598,023	$20,233,011	$27,881,034

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net (loss) income	$(69,022)	$6,658,331
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	6,739	4,731
Gain on disposal of a subsidiary	-	(6,782,000)
	(62,283)	(118,938)
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables	52,298	(65,813)
(Decrease) increase in accruals and other payables	(10,021)	3,579
Increase in income tax payables	-	1,593
Net cash used in operating activities	(20,006)	(179,579)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank loan repayment	(8,263)	(3,328)
Repayment to shareholder	(18,881)	-
Advance to shareholder	-	52,043
Net cash (used in) provided by financing activities	(27,143)	48,715

Decrease in cash and cash equivalents	(47,149)	(130,864)
Effect of foreign currency translation	156	9,747
Cash and cash equivalents at beginning of period	53,090	135,034
Cash and cash equivalents at end of period	$6,097	$13,917

Supplemental cash flow disclosures:
Cash paid for interest expense	$308	$1,229
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2016 and 2015, financial instruments of the Company primarily comprise of cash, loans receivable, accrued interest receivables, cost method investment, other receivables, short-term bank loans, secured loans and other loans, deposits payables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-15, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Equipment	$81,982	$77,962
Less: accumulated depreciation and amortization	(40,950)	(35,430)
Total property and equipment, net	$41,032	$42,532

The depreciation expenses for the three months ended March 31, 2016 and 2015 were $3,546 and $4,731, respectively.

4.	Intangible assets

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Trade mark	$16,859	$16,032
Other intangible assets	133,034	126,511
	$149,893	$142,543
Less: accumulated amortization	(28,657)	(24,089)
Net intangible assets	$121,236	$118,454

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months ended March 31, 2016 and 2015, totaled $3,193 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2016	$9,579
2017	12,772
2018	12,772
2019	12,772
2020 and thereafter	$73,341

5.	Long-term investment

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 28, 2015, MOXC notified the Company that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and September Conversion, consequently, all of the MOXC Note was converted into the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note is outstanding as of March 31, 2016.

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	31,128,000	31,128,000
Total property and equipment, net	$38,910,000	$38,910,000

As of March 31, 2016, the fair value of MOXC Common Stock was US $5.00 and the Company has no intention to sell the investment.

6.	Bank loan

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Repayable within one year	$12,746	$11,940
Repayable after one year	6,639	9,413
Total bank loan	$19,385	$21,353

The interest expenses for the three months ended March 31, 2016 and 2015 were $308 and $1,229, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Due to a shareholder

As of March 31, 2016 and December 31, 2015, the due to shareholder is $787,352 and $774,637 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

On December 5, 2014, the Company implemented a 1-for-20 reverse stock split of its issued and outstanding Common Stock. As a result, the number of total outstanding shares became 2,300,118.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Stockholders’ equity (Continued)

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

9.	Earnings per share

	For the	For the
	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net (loss) income attributable to common shareholders for computing basic net income per common stock	$(69,022)	$6,658,331

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	23,000,118	23,000,118
Dilutive shares	-	-
Diluted	23,000,118	23,000,118

Basic (loss) earnings per share	$(0.003)	$0.289
Diluted (loss) earnings per share	$(0.003)	$0.289

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the three months ended March 31, 2016 and year ended December 31, 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2016 and year ended December 31, 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

As of
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense	-	-
Total provision for income taxes	$-	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 are presented below:

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Unrealized fair value gains on long-term investment	$10,894,800	$10,894,800

The enterprise income tax payable as follows:

As of
	March 31, 2016	December 31, 2015
(Unaudited)
Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

11.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

11.2 Related party balances

Amount due to shareholders were $787,352 and $774,637 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period/ year	$758,064	$227,779
Advance from shareholder	12,715	530,285
At end of period/ year	$770,779	$758,064

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
At beginning of period/ year	$16,573	$-
Advance from shareholder	-	16,573
At end of period/ year	$16,573	$16,573

12.	Commitments and contingencies

Operating Lease

There has been no commitment as at March 31, 2016.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended March 31, 2016.

13.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the three months March 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

The principal activities of the Company in the quarter ended March 31, 2016, were organizing and promoting MMA events.

Pure Heart and Qingdao Leibo Sports Culture Co. Ltd (“QLSC”) entered into an MMA Events Cooperation Agreement on May 1, 2016. A copy of the Cooperation Agreement was filed together with the Company’s Form 10-K for the year ended December 31, 2016 as Exhibit 10.8. The term of the 2016 Cooperation Agreement is from May 1, 2016 to April 30, 2017. Pursuant to the 2016 Cooperation Agreement, QLSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers and sponsorship negotiations. QLSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2016 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QLSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2016 Cooperation Agreement, QLSC agreed to pay Pure Heart US $300,000 per event. Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2016 Cooperation Agreement.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has been billed by Pure Heart for USD $250,000 for this event, of which $200,000 has been received to date. Such fees have been used by the Company to pay its operating expenses and the remainder of the fees still to be received are planned to be used for general working capital purposes.

The Company plans to hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that such event will be successful.

As of March 31, 2016, our retained earnings were $7,598,023 Our stockholders’ equity as of March 31, 2016, was $27,881,034.

Results of Operations

For the three months ended March 31, 2016 compared with the three months ended March 31, 2015

Gross Revenues

The Company received sales revenues of $0 in the three months ended March 31, 2016 compared to $157 in the three months ended March 31, 2015. The revenue for the three months ended March 31, 2015 was from refunds received from a ticketing agent.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and three months ended March 31, 2015 were $62,141 and $114,346, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits and other general expenses. The decrease in expenses was due to a reduction in professional fees paid to consultants for projects because the Company did not hold any events during the quarter ended March 31, 2016.

Other Income

Other income for the three months ended March 31, 2016 and three months ended March 31, 2015 were nil and $6,782,000, respectively. Other income for the three months ended March 31, 2015 mainly consisted of gain on disposal of Moxian IP.

Net Income

Net income/(loss) for the three months ended March 31, 2016 and three months ended March 31, 2015 were ($69,022) and $6,658,331 respectively. The net income for the three months ended March 31, 2015 was due to an income derived from a gain from disposal of Moxian IP, a subsidiary of the Company. Basic and diluted net income/ (loss) per share amounted to ($0.003) and $0.29 respectively for the three months ended March 31, 2016 and three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had working capital deficit of ($189,795) and cash on hand of $6,097 as compared to working capital deficit of ($218,693) and cash on hand of $53,090 as of December 31, 2015.

Net cash provided by/(used in) operating activities for the three months ended March 31, 2016 was ($20,006) as compared to net cash used in operating activities of ($179,579) for the three months ended March 31, 2015. The cash used in operating activities is mainly for filing fees, professional fees, payroll and benefits and general expenses.

The decrease of net cash for operating activities in the quarter ended March 31, 2016 was due to a decrease of trade and other receivables

Net cash (used)/provided by financing activities for the three months ended March 31, 2016 was ($27,143) as compared to $48,715 for the three months ended March 31, 2015.

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

Recently Issue Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our condensed financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO concluded that the material weaknesses disclosed in the Company's Form 10-K for the year ended December 31, 2015 continue to exist and accordingly, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

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

Other than the foregoing, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, consolidated financial condition and consolidated results of operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rebel Group, Inc.

Date: September 13, 2016	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting
Officer

