Form 10-Q
period 2016-06-30
Rebel Group, Inc.
filed 2016-09-20
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of September 20, 2016, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 23,000,118.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 15

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,624	$53,090
Trade and other receivables	1,013,573	685,958
Total current assets	1,015,197	739,048
Property and equipment, net	37,298	42,532
Intangible assets	121,105	118,454
Long-term investment	38,910,000	38,910,000
TOTAL ASSETS	$40,083,600	$39,810,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$12,925	$11,940
Accruals and other payables	175,884	171,164
Due to a shareholder	981,833	774,637
Deferred tax liabilities	10,894,800	10,894,800
Total current liabilities	12,065,442	11,852,541
Bank loan – non-current portion	3,328	9,413
TOTAL LIABILITIES	$12,068,770	$11,861,954

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,000,118 shares issued and outstanding at June 30, 2016 and December 31, 2015)	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,739,311	7,667,045
Accumulated other comprehensive income	20,225,519	20,231,035
Total stockholders’ equity	28,014,830	27,948,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,083,600	$39,810,034

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues, net	$249,795	$348,313	$249,795	$348,470

Cost and expenses
Cost of sales	-	7,893	-	24,205
Depreciation and amortization expenses	7,178	4,561	13,917	9,292
General and administrative expenses	101,129	147,364	163,272	261,710
Profit from operations	141,488	188,495	72,606	53,263

Other (expense) income
Gain on disposal of a subsidiary	-	-	-	6,782,000
Bank loan interest	(285)	(1,396)	(593)	(2,625)
Interest income	86	19,602	253	32,394
Total other (expense) income	(199)	18,206	(340)	6,811,769

Income before income tax expenses	141,289	206,701	72,266	6,865,032
Income tax expenses	-	-	-	-
Net income	141,289	206,701	72,266	6,865,032

Other comprehensive (expense) income
Foreign currency translation adjustments	(7,493)	(3,709)	(5,516)	1,951
Other comprehensive (expense) income, before tax	(7,493)	(3,709)	(5,516)	1,951

Income tax expenses related to items of other comprehensive income	-	-	-	-
Other comprehensive income, net of tax	(7,493)	(3,709)	(5,516)	1,951

Comprehensive income	$133,796	$202,992	$66,750	$6,866,983

Earnings per share (Note 9)

Basic and diluted earnings per common share	$0.006	$0.009	$0.003	$0.304

Basic and diluted weighted average common shares outstanding	23,000,118	23,000,118	23,000,118	22,618,883

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Stated in US Dollars)

	Common Stock				Accumulated
			Additional		Other
	The Company		Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Income	Total

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

Net profit	-	-	-	72,266	-	72,266
Foreign currency adjustment	-	-	-	-	(5,516)	(5,516)

Balance, June 30, 2015 (Unaudited)	23,000,118	$2,300	$47,700	$7,739,311	$20,225,519	$28,014,830

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in US Dollars)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$72,266	$6,865,032
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	13,917	9,292
Gain on disposal of a subsidiary	-	(6,782,000)
	86,183	92,324
Changes in operating assets and liabilities:
Increase in trade and other receivables	(293,027)	(648,764)
Increase in accruals and other payables	1,118	6,467
Increase in income tax payables	-	1,593
Net cash used in operating activities	(205,726)	(548,380)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank loan repayment	(6,177)	(5,372)
Advance from shareholder	156,849	452,054
Net cash provided by financing activities	150,672	446,682

Decrease in cash and cash equivalents	(55,054)	(101,698)
Effect of foreign currency translation	3,588	2,673
Cash and cash equivalents at beginning of period	53,090	135,034
Cash and cash equivalents at end of period	$1,624	$36,009

Supplemental cash flow disclosures:
Cash paid for interest expense	$593	$2,625
Cash paid for income taxes	$-	$-

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

As of June 30, 2016 and 2015, financial instruments of the Company primarily comprise of cash, other receivables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Equipment	$81,893	$77,962
Less: accumulated depreciation and amortization	(44,595)	(35,430)
Total property and equipment, net	$37,298	$42,532

The depreciation expenses for the six months ended June 30, 2016 and 2015 were $7,323 and $9,292, respectively. And the three months ended June 30, 2016 and 2015 were $3,689 and $4,731, respectively.

4.	Intangible assets

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Trade mark	$16,841	$16,032
Other intangible assets	135,973	126,511
	$152,814	$142,543
Less: accumulated amortization	(31,709)	(24,089)
Net intangible assets	$121,105	$118,454

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the six months ended June 30, 2016 and 2015 were $6,594 and nil, respectively. And for the three months ended June 30, 2016 and 2015 were $3,489 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2016	$6,595
2017	13,289
2018	13,289
2019	13,289
2020 and thereafter	$74,643

5.	Long-term investment

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

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	31,128,000	31,128,000
Total property and equipment, net	$38,910,000	$38,910,000

As of June 30, 2016, the Company has no intention to sell the investment.

6.	Bank loan

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Repayable within one year	$12,925	$11,940
Repayable after one year	3,328	9,413
Total bank loan	$16,253	$21,353

The interest expenses for the six months ended June 30, 2016 and 2015 were $593 and $2,625, respectively. And interest expenses for the three months ended June 30, 2016 and 2015 were $285 and $1,396, respectively.

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

As of June 30, 2016 and December 31, 2015, the due to shareholder is $981,833 and $774,637 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Stockholders’ equity (Continued)

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

9.	Earnings per share

	For the	For the	For the	For the
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to common shareholders for computing basic net income per common stock	$141,288	$206,701	$72,266	$6,865,032

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	23,000,118	23,000,118	23,000,118	22,618,883
Dilutive shares	-	-	-	-
Diluted	23,000,118	23,000,118	23,000,118	22,618,883

Basic earnings per share	$0.006	$0.009	$0.003	$0.304
Diluted earnings per share	$0.006	$0.009	$0.003	$0.304

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the six months ended June 30, 2016 and year ended December 31, 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2016 and year ended December 31, 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

As of
	June 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense	-	-
Total provision for income taxes	$-	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 are presented below:

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Unrealized fair value gains on long-term investment	$10,894,800	$10,894,800

The enterprise income tax payable as follows:

As of
	March 31, 2016	December 31, 2015
(Unaudited)
Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

11.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

11.2 Related party balances

Amount due to shareholders were $981,833 and $774,637 as of June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period/ year	$758,064	$227,779
Advance from shareholder	207,196	530,285
At end of period/ year	$965,260	$758,064

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period/ year	$16,573	$-
Advance from shareholder	-	16,573
At end of period/ year	$16,573	$16,573

12.	Commitments and contingencies

Operating Lease

There has been no commitment as of June 30, 2016.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2016.

13.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the six months ended June 30, 2016.

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

Overview

Rebel Holdings Limited, which utilizes the trade name of Rebel Fighting Championship (“Rebel FC”), was incorporated on October 28, 2014 in the British Virgin Islands and has engaged in hosting and promoting mixed martial arts (“MMA”) events since its incorporation.

Pure Heart Entertainment Pte Ltd. (“Pure Heart”) was incorporated under the laws of Singapore on August 24, 2000 under the name “Sook Kee Coffeeshop Pte. Ltd.” Effective on November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. On October 30, 2014, Pure Heart became a wholly-owned subsidiary of Rebel FC.

SCA Capital Limited (“SCA Capital”), a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became the wholly-owned subsidiary of Rebel FC.

The Company, under Rebel FC, seeks to organize, promote and host MMA events featuring top level athletic talent. With assistance from contracted production crews, the Company also seeks to produce and distribute videos of its MMA events, through the internet and social media, as well as television stations by selling the rights to distribute such videos.

The Company seeks to promote MMA in Asian countries by hosting events that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

The principal activities of the Company in the quarter ended June 30, 2016, were organizing and promoting MMA events.

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

As of June 30, 2016 and December 31, 2015, our retained earnings were $7,739,311 and $7,667,045, respectively. Our stockholders’ equity was $28,014,830 for June 30, 2016 and $27,948,080 for December 31, 2015.

Results of Operations

For the three months ended June 30, 2016 compared with the three months ended June 30, 2015

Gross Revenues

The Company received sales revenues of $249,795 in the three months ended June 30, 2016 compared to $348,313 being generated in the three months ended June 30, 2015.

The Company’s sales revenue of $249,795 in the three months ended June 30, 2016 primarily came from royalty fees and management fees received. The decrease in in sales revenues from the three months ended June 30, 2015, to the three months ended June 30, 2016, was due to the Company receiving more fees for the event held during the three months ended June 30, 2015.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and three months ended June 30, 2015 were $101,129 and $147,364, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The decrease in expenses was due to a reduction in professional fees paid to consultants for projects because we engaged fewer consultants for the event held during the three months ended June 30, 2016 than for the event held during the three months ended June 30, 2015.

Net Profit

Net profit for the three months ended June 30, 2016 and three months ended June 30, 2015, were $141,289, and $206,701 respectively. Basic and diluted net income per share amounted to $0.006 and $0.009 respectively for the three months ended June 30, 2016 and three months ended June 30, 2015.

For the six months ended June 30, 2016 compared with the six months ended June 30, 2015

Gross Revenues

The Company received sales revenues of $249,795 in the six months ended June 30, 2016 compared to $348,470 being generated in the six months ended June 30, 2015.

The Company’s sales revenue of $249,795 in the six months ended June 30, 2016 primarily comes from royalty fees and management fees received. The decrease in in sales revenues from the six months ended June 30, 2015, to the six months ended June 30, 2016, was due to the Company receiving more fees for the event held during the six months ended June 30, 2015.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and the six months ended June 30, 2015 were $163,272 and $261,710, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The decrease in expenses was due to a reduction in professional fees paid to consultants for projects because we engaged fewer consultants for the event held during the six months ended June 30, 2016 than for the event held during the six months ended June 30, 2015.

Net Profit

Net profit for the six months ended June 30, 2016 and six months ended June 30, 2015, was $72,266 and $6,865,032 respectively. Basic and diluted net income per share amounted to $0.003 and $0.304 respectively for the six months ended June 30, 2016 and six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital deficit of $155,445 consisting of cash on hand of $1,624 as compared to working capital deficit of $218,693 and cash on hand of $53,090 as of December 31, 2015. The deficit was due mainly to amount due to a shareholder of $981,833 as of June 30, 2016 and $774,637 as of December 31, 2015.

Net cash used in operating activities for the six months ended June 30, 2016 was $205,726 as compared to net cash used in operating activities of $548,380 for the six months ended June 30, 2015. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

The decrease of net cash used in operating in the six months ended June 30, 2016 was due to decrease in trade and other receivables.

Net cash provided by financing activities for the six months ended June 30, 2016 was $150,672 as compared to $446,682 for the six months ended June 30, 2015. The cash provided by financing activities for the six months ended June 30, 2016 is mainly from amount due to a shareholder.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Rebel Group, Inc.

Date: September 20, 2016	By:	/s/Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

