Form 10-Q
period 2016-09-30
Rebel Group, Inc.
filed 2016-11-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

As of November 14, 2016, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 23,000,118.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,877	$53,090
Trade and other receivables	939,805	685,958
Total current assets	954,682	739,048
Property and equipment, net	33,236	42,532
Intangible assets	113,189	118,454
Long-term investment	38,910,000	38,910,000
TOTAL ASSETS	$40,011,107	$39,810,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$12,950	$11,940
Accruals and other payables	187,460	171,164
Due to shareholders	989,580	774,637
Deferred tax liabilities	10,894,800	10,894,800
Total current liabilities	12,084,790	11,852,541
Bank loan – non-current portion	-	9,413
TOTAL LIABILITIES	$12,084,790	$11,861,954

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,000,118 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,650,961	7,667,045
Accumulated other comprehensive income	20,225,356	20,231,035
Total stockholders’ equity	27,926,317	27,948,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,011,107	$39,810,034

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues, net	$1,007	$193,194	$250,802	$541,664

Cost and expenses
Cost of sales	-	-	-	23,965
Depreciation and amortization expenses	7,043	2,855	20,960	12,147
General and administrative expenses	93,179	53,236	256,450	315,186
(Loss) profit from operations	(99,215)	137,103	(26,608)	190,366

Other (expense) income
Gain on disposal of a subsidiary	-	-	-	6,782,000
Bank loan interest	(231)	(406)	(825)	(3,031)
Interest income	11,095	19,631	11,349	52,025
Total other income	10,864	19,225	10,524	6,830,994

(Loss) income before income tax expenses	(88,351)	156,328	(16,084)	7,021,360
Income tax expenses	-	-	-	-
Net (loss) income	(88,351)	156,328	(16,084)	7,021,360

Other comprehensive loss
Foreign currency translation adjustments	(162)	(10,512)	(5,679)	(8,561)
Other comprehensive loss, before tax	(162)	(10,512)	(5,679)	(8,561)

Income tax expenses related to items of other comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	(162)	(10,512)	(5,679)	(8,561)

Comprehensive (loss) income	$(88,513)	$145,816	$(21,763)	$7,012,799

Earnings per share (Note 9)

Basic and diluted earnings per common share	$(0.00)	$0.01	$(0.00)	$0.31

Basic and diluted weighted average common shares outstanding	23,000,118	23,000,118	23,000,118	23,000,118

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Stated in US Dollars)

					Accumulated
	Common Stock				Other
	The Company		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income	Total

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

Net loss	-	-	-	(16,084)	-	(16,084)
Foreign currency adjustment	-	-	-	-	(5,679)	(5,679)

Balance, September 30, 2016 (Unaudited)	23,000,118	$2,300	$47,700	$7,650.961	$20,225,356	$27,926,317

See accompanying notes to condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Stated in US Dollars)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flows from operating activities:
Net (loss) income	$(16,084)	$7,021,360
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	20,960	12,147
Gain on disposal of a subsidiary	-	(6,782,000)
	4,876	251,507
Changes in operating assets and liabilities:
Increase in trade and other receivables	(227,263)	(804,905)
Increase in accruals and other payables	13,528	3,618
Increase in income tax payables	-	1,593
Net cash used in operating activities	(208,859)	(548,187)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank loan repayment	(9,231)	(7,011)
Advance to shareholder	182,985	421,023
Net cash provided by financing activities	173,754	414,012

Decrease in cash and cash equivalents	(35,105)	(134,175)
Effect of foreign currency translation	(3,108)	2,967
Cash and cash equivalents at beginning of period	53,090	135,034
Cash and cash equivalents at end of period	$14,877	$3,826

Supplemental cash flow disclosures:
Cash paid for interest expense	$825	$3,031
Cash paid for income taxes	$-	$-

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

As of September 30, 2016 and 2015, financial instruments of the Company primarily comprise of cash, other receivables and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2016-16, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Equipment	$80,983	$77,962
Less: accumulated depreciation and amortization	(47,747)	(35,430)
Total property and equipment, net	$33,236	$42,532

The depreciation expenses for the nine months ended September 30, 2016 and 2015 were $10,984 and $12,147, respectively. And the three months ended September 30, 2016 and 2015 were $3,661 and $2,855, respectively.

4.	Intangible assets

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Trade mark	$16,654	$16,032
Other intangible assets	131,414	126,511
	$148,068	$142,543
Less: accumulated amortization	(34,879)	(24,089)
Net intangible assets	$113,189	$118,454

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the nine months ended September 30, 2016 and 2015 were $9,976 and nil, respectively. And for the three months ended September 30, 2016 and 2015 were $3,382 and nil, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
2016	$3,298
2017	13,141
2018	13,141
2019	13,141
2020 and thereafter	70,468
$113,389

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

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	31,128,000	31,128,000
Total property and equipment, net	$38,910,000	$38,910,000

As of September 30, 2016, the Company has no intention to sell the investment.

6.	Bank loan

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Repayable within one year	$12,950	$11,940
Repayable after one year	-	9,413
Total bank loan	$12,950	$21,353

The interest expenses for the nine months ended September 30, 2016 and 2015 were $825 and $3,031, respectively. And interest expenses for the three months ended September 30, 2016 and 2015 were $231 and $406, respectively.

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

As of September 30, 2016 and December 31, 2015, the due to shareholder is $989,579 and $774,637 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Stockholders’ equity (Continued)

As of the date of this report, there were 23,000,118 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

9.	Earnings per share

	For the	For the	For the	For the
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income attributable to common shareholders for computing basic net income per common stock	$(88,351)	$156,328	$(16,084)	$7,021,360

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	23,000,118	23,000,118	23,000,118	23,000,118
Dilutive shares	-	-	-	-
Diluted	23,000,118	23,000,118	23,000,118	23,000,118

Basic earnings per share	$(0.00)	$0.01	$(0.00)	$0.31
Diluted earnings per share	$(0.00)	$0.01	$(0.00)	$0.31

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the nine months ended September 30, 2016 and year ended December 31, 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2016 and year ended December 31, 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

As of
	September 30, 2016	December 31, 2015
(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense	-	-
Total provision for income taxes	$-	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are presented below:

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Unrealized fair value gains on long-term investment	$10,894,800	$10,894,800

The enterprise income tax payable as follows:

As of
	September 30, 2016	December 31, 2015
(Unaudited)
Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

11.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder and Chairman
Mr. Leong Aan Yee Justin	Shareholder, President, CEO and Director

11.2 Related party balances

Amounts due to shareholders were $989,579 and $774,637 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period/year	$758,064	$227,779
Advance from shareholder	187,942	530,285
At end of period/year	$973,006	$758,064

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
At beginning of period/year	$16,573	$-
Advance from shareholder	-	16,573
At end of period/year	$16,573	$16,573

12.	Commitments and contingencies

Operating Lease

There has been no commitment as at September 30, 2016.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2016

13.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the nine months September 30, 2016.

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

The Company, through Rebel FC, seeks to organize, promote and host MMA events featuring top level athletic talent. With assistance from contracted production crews, the Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

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

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with Qingdao Leibo Sports Culture Co. Ltd (“QLSC”) QLSC has been billed by Pure Heart for $250,000 for this event, of which $200,000 has been received to date. Such fees have been used by the Company to pay its operating expenses and the remainder of the fees still to be received are planned to be used for general working capital purposes.

The Company plans to potentially hold one additional event in Guangzhou in 2016 together with QLSC. However there can be no assurance that such event can actually occur, or even if it does occur there can be no guarantee that such event will be successful.

As of September 30, 2016 and December 31, 2015, our retained earnings were $7,650,961 and $7,667,045, respectively. Our stockholders’ equity was $27,926,317 and $27,948,080, for September 30, 2016 and December 31, 2015, respectively.

Results of Operations

For the three months ended September 30, 2016 compared with the three months ended September 30, 2015

Gross Revenues

The Company received revenues of $1,007 in the three months ended September 30, 2016 compared to $193,194 being generated in the three months ended September 30, 2015.

The Company’s revenue of $1,007 in the three months ended September 30, 2015 was due to a wage grant received from Singapore government.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and three months ended September 30, 2015 were $93,179 and $53,236, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to filing fees paid by the Company.

Net Profit (Loss)

Net loss for the three months ended September 30, 2016 and net profit for the three months ended September 30, 2015, were ($88,351), and $156,328 respectively. Basic and diluted net (loss) income per share amounted to ($0.00) and $0.01 respectively for the three months ended September 30, 2016 and three months ended September 30, 2015.

For the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Gross Revenues

The Company received sales revenues of $250,802 in the nine months ended September 30, 2016 compared to $541,664 being generated in the nine months ended September 30, 2015.

The Company’s sales revenue of $250,802 in the nine months ended September 30, 2016 primarily came from royalty fees received and management fees received.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and nine months ended September 30, 2015 were $256,450 and $315,186 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The decrease in expenses was due to a reduction in professional fees paid to consultants.

Net Profit (Loss)

Net loss for the nine months ended September 30, 2016 and nine months ended September 2015, was ($16,084) and $7,021,360 respectively. Basic and diluted net (loss) income per share amounted to ($0.00) and $0.31 respectively for the nine months ended September 30, 2016 and nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of ($235,308) consisting of cash on hand of $14,877 as compared to a working capital deficit of ($218,693) and cash on hand of $53,090 as of December 31, 2015. The deficit was due mainly to an amount due to a shareholder of $989,580 as of September 30, 2016 and $774,637 as of December 31, 2015, respectively.

Net cash used in operating activities for the nine months ended September 30, 2016 was $208,859 as compared to net cash used in operating activities of $548,187 for the nine months ended September 30, 2015. The cash used in operating activities was mainly for filing fees, professional fees, payroll and benefits and general expenses.

The decrease of net cash used in operations in the nine months ended September 30, 2016 was due to a decrease in trade and other receivables.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $173,754 as compared to $414,012 for the nine months ended September 30, 2015. The cash provided by financing activities for the nine months ended September 30, 2016 was primarily from an amount due to a shareholder.

The Company will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

As of September 30, 2016, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company originally planned to prepare and adopt formal documented controls and procedures by the end of 2016, however this was not able to be accomplished due to insufficient qualified accounting staff. The Company now plans to work on preparing and adopting formal documented controls and anticipates having them in place in early 2017.

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2106.

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

And, we plan to appoint one or more outside directors to our board of directors in early 2017, who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, may remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives may be at least partially, if not fully, implemented in early 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2017.

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

The Company provided DKC with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested DKC to furnish a letter addressed to the SEC stating whether it agrees with the statements made in the 8-K. DKC provided a response letter to the SEC stating whether or not DKC agrees with the statements made in the current report on Form 8-K, a copy of which was filed as Exhibit 16.1 to the Form 8-K.

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

Rebel Group, Inc.

Date: November 14, 2016	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

