Form 10-K
period 2016-12-31
Rebel Group, Inc.
filed 2017-04-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, $1.11, was approximately $3,303,490.98.

As of April 14, 2017, the number of shares of the registrant’s common stock outstanding was 23,381,548.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS

Introduction

Rebel Group, Inc. was incorporated in the state of Florida on September 13, 2011. Effective April 16, 2013, the Company changed its name from “First Social Networx Corp.” to “Moxian Group Holdings, Inc.” with “MOXG” as its trading symbol. Also, effective April 16, 2013, the Company increased the number of shares that it is authorized to issue to a total of 600,000,000 shares, including 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) and 100,000,000 shares of preferred stock, par value $.0001 per share. In addition, effective April 16, 2013, the Company effected a 20-for-1 forward stock split of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Forward Split”).

On April 25, 2013, pursuant to a Share Exchange Agreement, the Company completed a reverse acquisition of Moxian BVI and its wholly-owned subsidiaries, including Moxian HK, Moxian Shenzhen and Moxian Malaysia (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. After the incorporation of the business of Moxian BVI, the Company changed its business to developing a social network platform that sought to integrate social media and business into one single platform.

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

On February 19, 2014, the shareholders then holding a majority of the outstanding shares of the Company approved and authorized the Company to enter into a License and Acquisition Agreement (the “License and Acquisition Agreement”) with MOXC, pursuant to which the Company sold 100% of the equity interests of Moxian BVI together with its subsidiaries to Moxian CN Group Limited, a wholly-owned subsidiary of MOXC (“Moxian CN Samoa”) for $1,000,000. The License and Acquisition Agreement closed on February 21, 2014. As a result, Moxian BVI, together with its subsidiaries, Moxian HK, Moxian Shenzhen, and Moxian Malaysia, became the subsidiaries of MOXC.

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use the Company’s then held IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where the Company conduct business (the “Licensed Territory”) as well as the exclusive right to solicit, promote, distribute and sell Moxian products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as a license maintenance royalty each year commencing on the first anniversary of the date of the License and Acquisition Agreement and (ii) 3% of the gross profit resulting from distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC had the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC was also under the obligation to develop the social media market of our products and services in the Licensed Territory.

The Company sought to acquire a new business in the technology area and as a result, on July 23, 2014, the Company changed its name from “Moxian Group Holdings, Inc.” to “Inception Technology Group, Inc.” Also, effective July 23, 2014, the Company effected a 1-for-5 reverse split of its issued and outstanding Common Stock. However, no acquisition of a technology business was closed or consummated.

On December 5, 2014, the Company amended the Articles of Incorporation to change its corporate name from “Inception Technology Group, Inc.” to “Rebel Group, Inc.” and effectuated a 1-for-20 reverse stock split of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Reverse Split”).

The business plan of the Company was originally to utilize a social network platform that integrated social media and business into one single platform to promote businesses of merchants and assist the targeted clients to find consumers online and bring them into real-world stores. Immediately after the completion of the Share Exchange Transaction and the Equity Transfer Transaction, as such terms are defined below, the Company discontinued its social media business and changed its business to producing dynamic Mixed Martial Arts (“MMA”) fighting events and promoting MMA fighting in China and Singapore.

Rebel Holdings Limited, which utilizes the trade name of Rebel Fighting Championship, was incorporated on October 28, 2014 in the British Virgin Islands and engages in the business of hosting and promoting MMA events.

Pure Heart was incorporated under the laws of Singapore on August 24, 2000 under the name “Sook Kee Coffeeshop Pte. Ltd.” Effective November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of Rebel FC and is dedicated to hosting and promoting MMA events.

SCA Capital Limited, a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became a wholly-owned subsidiary of Rebel FC.

Share Exchange Transaction

On January 30, 2015, REBL, Rebel FC and the sole stockholder of Rebel FC who owned 100% of Rebel FC (the “Rebel FC Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder 20,700,000 shares of its Common Stock, par value $.0001 per share, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction then constituted approximately 90% of our issued and outstanding Common Stock. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart and SCA Capital, became REBL’s wholly-owned subsidiaries.

The Share Exchange Agreement contained representations and warranties by us, Rebel FC and the Rebel FC Stockholder which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries; authorization and validity of the transaction and transaction documents; consents being obtained or not required to consummate the transaction; no conflict or violation of Articles of Incorporation; with respect to Rebel FC: authorization; capitalization; and title to Rebel FC’s ordinary shares being exchanged, and with respect to Rebel FC Stockholder: authorization; no conflict or violation of law; investment purpose; reliance on exemption on the Company’s Common Stock to be exchanged; and transfer or resale pursuant to the Securities Act.

Our acquisition of Rebel FC and its subsidiaries pursuant to the Share Exchange Agreement was accounted for as a reverse merger and recapitalization effected by a share exchange. Rebel FC was considered the acquirer for accounting and financial reporting purposes.

Equity Transfer Transaction

The Transaction

Simultaneously with the consummation of the Share Exchange Transaction, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement,” such transaction, the “Equity Transfer Transaction”) with MOXC, to sell, transfer, and convey 50,000 ordinary shares of Moxian IP, constituting 100% equity interests of Moxian IP for $6,782,000 (the “Moxian IP Transfer Price”). The Moxian IP Transfer Price for Moxian IP is based on an appraisal report, dated November 15, 2014, prepared by Grant Sherman Appraisal Limited, an independent appraiser.

Termination of the License and Acquisition Agreement

As set forth above, on February 19, 2014, the Company and MOXC entered into a License and Acquisition Agreement, where the Company granted to MOXC the exclusive right to use the intellectual property rights owned by Moxian IP and in consideration of such license, MOXC agreed to pay (i) $1,000,000 as license maintenance royalty each year commencing on the first anniversary of the date of the License Agreement; and (ii) 3% of the gross profits resulting from the distribution and sale of the products and services on behalf of the Company as an earned royalty. Pursuant to the License and Acquisition Agreement, the Company also agreed to sell, assign, transfer, convey and deliver all of the equity interests of Moxian Group Limited, a corporation incorporated under the laws of British Virgin Islands to Moxian CN SAMOA, a wholly-owned subsidiary of MOXC, for the consideration of $1,000,000 (such transaction, the “Sale of Moxian BVI,” and the purchase price, the “Moxian BVI Transfer Price”). Immediately prior to the execution of the Equity Transfer Agreement, the Moxian BVI Transfer Price was not paid and no license maintenance royalty or earned royalty under the License and Acquisition Agreement had accrued.

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

On September 30, 2015, MOXC notified us that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (the “September Conversion”). After the August Conversion and the September Conversion, consequently, all of the MOXC Note was converted in to the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note outstanding.  On May 24, 2016, MOXC’s Board of Directors approved a reverse stock split of MOXC’s issued and outstanding shares of common stock, at a ratio of 1-for-2 (the “MOXC Reverse Stock Split”). The MOXC Reverse Stock Split was effective on June 20, 2016, and pursuant to the MOXC Reverse Stock Split, the Company’s shares in MOXC were reduced from 7,782,000 shares to 3,891,000 shares.

Plan and Completion of Disposition

On January 30, 2015, the Board of Directors of the Company approved and submitted for approval of the Company’s shareholders with a majority of voting rights, a Plan of Disposition (“Plan of Disposition”). Under the Plan of Disposition, the Company proposed to distribute the proceeds resulting from the Equity Transfer Transaction and Sale of Moxian BVI, within one year from the date of the Equity Transfer Transaction, to the shareholders as of January 29, 2015, on a pro-rata basis except for Rebel FC Stockholder, who agreed to waive such proceeds. On January 30, 2015, the Company’s shareholders with a majority of voting rights approved the Plan of Disposition. No additional vote of the Company’s shareholders was required or sought in connection with the Plan of Disposition, and the Company’s record shareholders had no appraisal rights in connection with the proposed transactions under the Plan of Disposition.  The Plan of Disposition was not completed within the planned one year period, and was delayed due to MOXC’s then proposed underwritten offering and exchange listing. On May 24, 2016, due to the MOXC Reverse Stock Split, effective on June 20, 2016, the Company’s shares in MOXC were reduced from 7,782,000 shares to 3,891,000 shares. The Company is in the process of preparing and approving a revised Plan of Disposition, which takes into account that the Company currently holds 3,891,000 shares of MOXC which are currently valued at $11,283,900 and pursuant to which the Company plans to distribute, as a dividend, the 3,891,000 MOXC shares to the Company’s shareholders as of January 29, 2015, on a pro-rata basis, that would have been entitled to share in the proceeds of the sale of the MOXC shares by the Company under the original Plan of Disposition, if the Company had consummated such sale. The common stock of MOXC is currently quoted on the Nasdaq under the symbol MOXC at a price of $2.90 per share as of April 3, 2017.

On January 30, 2015, we completed the acquisition of Rebel FC pursuant to the Share Exchange Agreement. The acquisition was accounted for as a reverse merger and recapitalization effected by a Share Exchange Transaction. Rebel FC was considered the acquirer for accounting and financial reporting purposes.

Also on January 30, 2015, we transferred 100% equity interests of Moxian IP to MOXC pursuant to the Equity Transfer Agreement. As a result of the Equity Transfer Transaction, Moxian IP ceased to be our subsidiary, and the Company changed its business from licensing intellectual property rights relating to a social network to organizing and promoting MMA fighting events in Asia.

Recent Developments

Pure Heart and Qingdao Leibo Sports Culture Co. Ltd (“QLSC”) entered into an MMA Events Cooperation Agreement on May 1, 2016 (the “2016 Cooperation Agreement”). Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China (“QQSC”) is 50% shareholder of QLSC. The term of the 2016 Cooperation Agreement is from May 1, 2016 to April 30, 2017. Pursuant to the 2016 Cooperation Agreement, QLSC and Pure Heart agreed to work together on MMA events, with Pure Heart being responsible for providing content, the selection of fighters and referees and potential advertisers, sponsorship negotiations and event venue and event quality control. QLSC is responsible for the venue, getting permits and approvals from local authorities and local operation and personnel and event management. Under the 2016 Cooperation Agreement, Pure Heart is responsible for the traveling and lodging expenses of their foreign employees, and QLSC is responsible for event costs, the costs of foreign and local fighters’ fees, lighting, sound, promotion, public relations and security. Under the 2016 Cooperation Agreement, QLSC agreed to pay Pure Heart US $300,000 per event. Further, neither Pure Heart nor the Company is to receive any share of profits or losses for any events held pursuant to the 2016 Cooperation Agreement.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has paid Pure Heart USD $200,000 for this event and the Company has used such fees to pay its operating expenses. QLSC still owes USD $50,000 to Pure Heart for this event which it anticipates collecting.

The Company plans to hold five events in 2017 in China, with two in Shanghai and three in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event. However, there can be no assurance that such events will occur, or if they do, there can be no guarantee that such events will be successful or profitable.

The Company is currently negotiating for the acquisition of QQSC, which the Company hopes to acquire by forming a new subsidiary of Rebel Holdings and using such newly formed company to acquire QQSC. However, there can be no assurance that such discussions will be successful or that such acquisition can be accomplished at all, or if accomplished, done so on terms acceptable to the Company.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our website address is http://www.rebelfightingchampionship.com/en/.  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Overview of Our Business

Rebel FC through its subsidiary Pure Heart organizes promotes and hosts MMA events featuring top level athletic talent. With assistance from contracted production crews, Rebel FC also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. Prior to incorporation of Rebel FC, its business was mainly conducted through its current operating subsidiary, Pure Heart Entertainment Pte. Ltd.

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

Production of Rebel FC MMA events usually involves obtaining sponsorships, signing up fighters, securing event venues, setting up event venues, marketing its events and producing event videos. Rebel FC’s events are broadcast through television, internet and other means of social media such as Facebook and Twitter. There are also pre-event shows at its live events, which include music performances and fighters’ interviews and documentaries. Rebel FC is dedicated to producing high quality shows throughout Singapore, and it also has held MMA events in China. Rebel FC plans to broadcast their MMA events through top sporting entertainment stations in each country, while also focusing on utilizing online platforms for internet streaming in order to reach audiences in other countries.

In addition to television broadcasting, Rebel FC plans to attract pay-per-view (“PPV”) audiences. Rebel FC believes that the PPV model can be deployed in China in 2018 with support from selected service providers to enable paid online streaming of Rebel FC’s MMA events.

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

On October 20, 2015, the Company planned to hold an event at the MasterCard Center in Beijing titled the Battle Royale Ascension together with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China. This event was cancelled due to QQSC’s inability to obtain required approval from local authorities in time for QQSC to get sufficient advertising, sponsorship and ticket sales for the planned event. The Company received USD $200,000 from QQSC in connection with the event, such fees were used by the Company to pay its operating expenses.

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

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has paid Pure Heart USD $200,000 for this event. QLSC still owes USD $50,000 to Pure Heart for this event which it anticipates collecting

The Company plans to hold five events in 2017 with two in Shanghai and three in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event. However there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

Development Plan

The Company seeks to penetrate further into China markets in 2017. We plan to enter into contracts with free-to-air and cable channels, pay-per-view channels and sports-oriented channels in China. We hope to acquire sponsorships to promote our events in China. We also plan to establish a fan club online to create brand loyalty for Rebel’s future events. Additionally, The Company plans to broadcast an episodic reality show aimed towards mainstream Chinese TV, which it hopes to launch in 2018.

The Company plans to hold five events in 2017 with two in Shanghai and three in Shenzhen. However there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

The Company requires roughly between $2 million and $5 million in capital in order to support its business plan. The Company is seeking to raise capital for the necessary funds. However, there can be no assurance that such capital can be raised, and even it if can be raised that it will be on terms acceptable to the Company and its shareholders. If the Company cannot raise such required funds, it may have to limit or cease its operations.

Planned Activities

REBEL Reality Show

If the Company is able to raise sufficient funds, beginning in the fourth quarter of 2017, we plan to unveil a new addition to our televised content by expanding the REBEL brand beyond the traditional sports market and into mainstream television through 12 episodes of a Reality TV series we hope can be aired across major Chinese networks. We hope that this show will serve to cross over to mainstream fans by linking stars built over the course of a season of Reality TV to REBEL FC live events, effectively introducing a much larger audience to our core product. We hope that the show will also serve the purpose of continuing the brand narrative, increasing awareness for live events, educating the average viewer on the dynamics and intrigue of Mixed Martial Arts, and serving as a platform to market company merchandise to a wide audience.

REBEL Products

We also plan to seek to expand related profit across a variety of alternative markets, including but not limited to retail products such as: Energy Drinks, Brand Gym, Videogames, and Clothing Lines. The Company anticipates distributing these planned products through our online platform as well as through gyms. However there can be no assurance that the Company will be able to develop such products nor distribute them, or even if it does, that such products would be successful of profitable.

Revenues

Currently, the Rebel FC’s revenues come from the following sources:

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

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. Pure Heart was not responsible for ticket sales with regard to this event and neither Pure Heart nor the Company received any share of profits or losses for this event, and instead, QLSC has paid Pure Heart USD $200,000 for this event and the Company has used such fees to pay its operating expenses. QLSC still owes $50,000 to Pure Heart for this event, which it anticipates collecting.

Central to the success of the Rebel FC live events is our ability to sell tickets in the most efficient and effective method possible. Due to the nature of the international combat sports market and the events production market in general, we rely on a variety of ticketing agents to assist us in distributing tickets through their extensive personal databases. These agents will vary depending on the chosen event venue and other pre-event stipulations. Through the combination of reliable agents and our own streamlined marketing systems we believe it will be possible to maintain a successful online ticket distribution presence for each live event in Singapore and China.

The Company plans to hold five events in 2017 in China, with two in Shanghai and three in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. Pure Heart was not responsible for sponsorship with regard to this event and neither Pure Heart nor the Company received any share of profits or losses for this event, and instead QLSC has paid Pure Heart USD $200,000 for this event and the Company has used such fees to pay the Company’s operating expenses.

TV Distribution

Rebel FC plans to hire staff and personnel in the future with the ability to create and produce its live events and sell the rights to broadcast its events to television stations in Singapore and China. We intend to distribute our event programs internationally through television distribution agents in the future for a more stable stream of income. In addition to the broadcast of our live shows and other aired pre-fight footage, we will also look to secure broadcasting rights for other viable related programming such as the Rebel FC Reality TV Show that we hope will appeal to a larger fan base and can be used to integrate new fans into our live product.

Pay-Per-View

Pay-per-view (“PPV”) is a type of pay television and online service by which a subscriber can purchase events to view via private telecast or online. The PPV model is a model whereby we can broadcast live events on cooperating television stations. Audiences can pay to watch the live events on their televisions or laptops instead of going to a stadium. In China or South East Asia, PPV is relatively new and still in development, but we believe the success of PPV model in the U.S. can be achieved in Asia as well. Rebel FC plans to implement the PPV model for its live MMA events in 2018. We plan to charge $8 to $30 for each PPV event that the audience watches through PPV in China.

MMA Event Expenses

The promotion and organization of MMA events require various types of expenses, a majority of which consist of online and television advertising fees and payments to fighters. Another significant cost is venue rental fee. Other expenses and costs incurred in connection with our events include equipment rentals, and staff compensation.

Audience

From the survey we did in the past two events we held in Singapore and our first event in China, a majority of the audiences were male with ages ranging from 18 to 35. Thus, this group is our targeted audience. We also have targeted marketing and sales for our events to college graduates who had watched sports television programs in the past 12 months and/or had participated in sports-oriented activities in the past 12 months. The secondary target would consist of males between 35 – 45 years old and females between 18-34 years old. The gender mix would be 70% male and 30% female. United States Sports Marketing Research firm, Scarborough Sports marketing has researched that this target audience has substantial purchasing power with sound financials.

We believe that our targeted audience appeals to a wide array of advertising and sponsorship verticals (automotive, food and beverage, sports products, consumer electronics, consumer products), therefore enabling advertisers and sponsors to establish brand awareness and loyalty through our events.

Marketing Strategy

Marketing is essential to Rebel FC’s operations and business. Brand awareness and engagement of our fans and general audience are key considerations in our marketing strategy. We utilize the following marketing and PR activities to reach out to our target audience and the mass media, including open workouts, road shows, weigh-ins and press-conferences. We also advertise our events on billboards, banners, television ads, bus stop advertisements and online advertisements. Rebel FC also has a public relations department, which is dedicated to contacting television media and other news agencies, hosting press conferences and ensuring sufficient publicity of our events in social media and other traditional media. We also plan to seek out and engage a reputable public relations firm in China to help assist us with our advertising.

With a focus on customer awareness and creative branding, Rebel FC seeks to use social media to develop intensive marketing campaigns designed to attract both seasoned and new fans of combat sports. Rebel FC’s marketing strategy aims to drive traffic and audience growth through working with social media, public relations firms, strategic partnerships with television stations and sponsors, and advertising agencies. For instance, we held press conferences for MMA fans and the media to attend at all our events. We also plan to work with gyms and fighting associations to promote our brand to their members and attract members to attend our events.

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

Competition

The main players in the MMA industry include: i) Ultimate Fighting Championship (“UFC”), which has its focus on the U.S. market, ii) ONE Fighting Championship (“OFC”), which is based in Singapore and targets the Asia market and iii) Kunlun Fight, a fighting club located in China which broadcasts its events over the Chinese television channels. Despite the fact that our competitors are well established and have more funds available for marketing and producing their events than us, and are more reputable among the audiences in MMA, we are concentrating on the untapped combat sports market of China where we believe we have the resource and experience to penetrate the market and grow our business there. We seek to engage high quality producers to produce quality videos of our events. These produced videos are planned to be broadcasted on the internet and be shared on the social media. We believe this will allow us to expand our market shares in existing social media mediums. During the fights, we plan to have our audience to engage during the fights with our commentators through social media. This interactive method has been used by other sports media and is assisting brands to gain a traction and proven growth record of new likes and awareness.

Employees

We maintain a specialized and experienced team consisting of 9 full time members who are capable of leading temporary out-sourced personnel on a per event basis. We also have contract personnel for our television and live event productions.

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

Intellectual Property

The following are the intellectual property rights that the Company owns, the details are set forth in the following table:

Mark	Country of Registration	Application Number	Class	Duration	Current Owner

	Singapore	T131264IZ	41	Set to expire in 2023	SCA Capital Limited

	China	16036464	32	Set to expire in 2026	SCA Capital Limited

	China	16036461	41	Set to expire in 2026	SCA Capital Limited

	China	16036463	35	Set to expire in 2026	SCA Capital Limited

	China	16036466	41	Set to expire in 2026	SCA Capital Limited

	China	16036467	41	Set to expire in 2026	SCA Capital Limited

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at www.moxian.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive office is located at 7500A Beach Road, Unit 12-313, The Plaza, Singapore 199591.  Our principal telephone number at such location is +6562941531.

Research and Development

During the years ended December 31, 2016 and 2015, the Company incurred research and development costs of $0 and $0, respectively.

ITEM 1A. RISK FACTORS

Risk Factors Related to the Business

The Company’s planned events for 2017 may not occur as planned, or even if they do occur, there can be no assurance that they will be successful or profitable.

The Company plans to hold five events in 2017, with two in Shanghai and three in Shenzhen. However there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

We intend to expand our business further into China where we have little experience. This market may have different cultures, competitive conditions, consumer tastes and discretionary spending patterns than our existing market, which may cause our expansion to be less successful than our Singapore business. In addition, our advertising program may not be successful in generating brand awareness in China, and the lack of market awareness of the brand of Rebel Fighting Championship can pose an additional risk in expanding into new markets.

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

We have a limited history of operating as a promoter for MMA events.

We are a development stage company formed in the last 5 years, to carry out the MMA events and thus have a limited operating history. We started our business in June of 2013 and to date we have only held four MMA events total in Singapore and China. Thus, we have limited experience in promoting the MMA events. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies which has long-term history and experience in the area of MMA, the entry of new competitors into the MMA business, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the MMA business and general economic conditions. Accordingly, our future revenue and operating results are difficult to forecast.

We have a limited number of employees that are working for the Company and to organize an event of a larger scale we may need additional staff.

As of the date of this report, we only have nine full-time employees, which would not satisfy our needs to host and promote large-scale MMA events. Although we may recruit contract employees or part-time employees when it comes close to the events, we may face the risk of not being able to retain qualified personnel in a short period of time.

We have limited local employees for our planned operations in China.

We have hired three local employees in China to pitch the oversea markets. Because of the significant different culture, customer awareness of the sports and discretionary spending patterns than our existing market in Singapore, we need to employ more local staff to assist us to penetrate the MMA business in China. The failure to do so will hinder our success in these overseas markets.

There are established competitors in the MMA market. The Company may not be able to survive the fierce competition.

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

Our common stock is currently traded on the OTC Markets OTCQB under the symbol “REBL.”  The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the stock price.  We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our directors, executive officers and controlling persons as a group beneficially own approximately 57.51% of our Common Stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to stockholders. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

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

ITEM 2. PROPERTIES

Our headquarters is located in the heart of downtown Singapore at 7500A Beach Road, Unit 12-313, The Plaza, Singapore. We pay our landlord SGD 3,010.00 (USD $2,150.63) as rent per month. The Company’s lease agreement expired on February 19, 2016, and was then extended for an additional six (6) months with the same rental fee. This extension has since expired and no formal lease extension has been obtained. The Company continues to rent this property in a month to month basis. The Company believes that the aforementioned office space will be sufficient for its current needs for the time being and plans to move to a larger office upon completion of future financings. However, there can be no guarantee that the Company can consummate sufficient financings such that it would be able to move to a bigger office space. Further, the Company has set up an office in Shanghai in May 1, 2016 at 89 Tai Xing Road, 5th Floor, Jing’an District, Shanghai 200041 pursuant to a sub-lease agreement with a monthly rent of 14,000 RMB (USD $2,032.82). The sub-lease agreement can be terminated by either the Company or the sub-lessor by giving 30 days written notice.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock; our Common Stock is quoted on the OTC Markets OTCQB under the symbol “REBL.”

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

	High	Low
Fiscal Year 2016	Bid	Bid
First Quarter	$1.55	$1.01
Second Quarter	$1.50	$1.11
Third Quarter	$1.50	$0.61
Fourth Quarter	$1.61	$1.10

	High	Low
Fiscal Year 2015	Bid	Bid
First Quarter	$1.52	$1.01
Second Quarter	$1.59	$1.40
Third Quarter	$1.58	$0.51
Fourth Quarter	$1.55	$1.01

* The Company’s Common Stock did not trade until June 2013.

As of April 5, 2107, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $1.55 per share.

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

As of the date of this report, there were 23,381,548 shares of common stock issued and outstanding.

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

Holders

As of December 31, 2016, we had 23,000,118 shares of our common stock par value, $.0001 issued and outstanding, as of today’s date this number is 23,381,548. There were approximately 363 beneficial owners of our common stock as of December 31, 2016.

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

Dividend Policy

We have not paid any cash dividends to our shareholders. Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, although we currently have no plans to pay any cash dividends, as discussed above, the Company is in the process of preparing and approving a revised Plan of Disposition with regard to the 3,891,000 shares of MOXC which are currently held by the Company, pursuant to which the Company plans to distribute, as a dividend, the MOXC shares to the Company’s shareholders as of January 29, 2015, on a pro-rata basis, that would have been entitled to share in the proceeds of the sale of the MOXC shares by the Company under the original Plan of Disposition, if the Company had consummated such sale.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place for the Company.

Unregistered Sales of Equity Securities

During January and February of 2017, the Company sold 381,430 shares of its Common Stock for aggregate proceeds totaling $190,715.

The above issuances were made pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2016.

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

The "Company", "we," "us," and "our," in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC;(ii) Pure Heart and (iii) SCA Capital.

Overview

The Company, through Rebel FC, organizes, promotes and hosts MMA events featuring top level athletic talent with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

The Company aims to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

On June 25, 2016, the Company held an event titled Battle Royale Ascension at the Qingdao Sports Centre together with QLSC. QLSC has been billed by Pure Heart for $250,000 for this event, of which $200,000 has been received to date. Such fees have been used by the Company to pay its operating expenses. QLSC still owes USD $50,000 to Pure Heart for this event which it anticipates collecting.

The Company plans to hold five events in China in 2017, with two in Shanghai and three in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

The Company is currently negotiating for the acquisition of QQSC. However, there can be no assurance that such discussions can be successful or that such acquisition can be accomplished at all, or if accomplished, done so on terms acceptable to the Company.

As of December 31, 2016, our retained earnings were $7,478,850. Our stockholders’ equity was $10,516,454.

Results of Operations

For the year ended December 31, 2016 compared with the year ended December 31, 2015

Gross Revenues

The Company made sales revenues from continuing operations of $245,763 in the year ended December 31, 2016 compared to $537,325 being generated in the year ended December 31, 2015.

The Company’s sales revenue of $245,763 in the year ended December 31, 2016 primarily came from fees received by Pure Heart for holding events in China, REBEL FC Battle Royale-Ascension, and for our Chinese associate for which we received management fees.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and year ended December 31, 2015 were $456,971 and $671,393, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses and were reduced in 2016 due to savings from our event venues and decreased professional costs.

We expect that our general and administrative expenses will increase as we incur additional costs to support the planned growth of our business.

Net Profit (Loss)

Net loss for the year ended December 31, 2016 was $188,195 as compared year ended December 31, 2015 net profit of $7,617,976. Basic and diluted net (loss) income per share amounted ($0.008) and $0.33 respectively for the year ended December 31, 2016 and year ended December 31, 2015.

The decrease from net profit to net loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to the one off gain from disposal of a subsidiary and license maintenance loyalty totaling $7,782,000 in 2015.

Liquidity and Capital Resources

As of December 31, 2016 we had working capital of ($382,642) consisting of cash on hand of $22,321 as compared to working capital of ($218,693) and cash on hand of $53,090 as of December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2016 was $261,006 as compared to net cash used in operating activities of $625,777 for the year ended December 31, 2015. The cash used in operating activities is mainly for filing fees, professional fees, payroll and benefits and general expenses.

The decrease of net cash for operating in the year ended December 31, 2016 was due to an increase of trade and other receivables.

Net cash used in investing activities for the year ended December 31, 2016 was $1,589 as compared to net cash provided by investing activities of NIL for the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2016 was $229,260 as compared to $553,630 for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 are mainly from a shareholder.

We will require additional capital to continue to operate and expand our business and we are currently raising capital through the sale of equity. During January and February 2017, we sold 381,430 shares of our Common Stock for aggregate proceeds of $190,715, Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2015 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Dominic K.F. Chan & Co. (“DKC”), which as a result of the Merger, as such term is defined in Item 9 of this report, became DCAW (CPA) Ltd (“DCAW”) and DCAW, succeeded to the registration status with the PCAOB, of DKC, effective from May 1, 2016; DCAW thereafter changed its name to “Centurion ZD CPA Limited” on November 14, 2016, and therefore Centurion ZD CPA (“Centurion”) is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission (the “SEC”) and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

The Company has provided DKC with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested DKC to furnish a letter addressed to the SEC stating whether it agrees with the statements made in the 8-K. DKC provided a response letter to the SEC stating whether or not DKC agrees with the statements made in the current report on Form 8-K, a copy of which was filed as Exhibit 16.1 to the Form 8-K. DCAW thereafter changed its name to “Centurion ZD CPA Limited” on November 14, 2016.

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

As of December 31, 2016, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company is in the process of adopting formal documented controls and anticipates having them in place by December 31, 2016.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(2) inadequate segregation of duties consistent with control objectives; and

(3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

We anticipate that these initiatives may be at least partially, if not fully, implemented by December 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by December 2017.

Changes in internal controls over financial reporting

As reported on the Form 8-K filed by the Company on January 27, 2016, on January 25, 2016, the Company added Tomas Urbanec to its Board of Directors.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Aan Yee Leong, Justin	31	President, Chief Executive Officer and Director
Khian Kiee Leong	66	Chairman
Chow Hong Ong	76	Director
Tomas Urbanec	49	Director

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

On January 26, 2017, the Company added Tomas Urbanec to its Board of Directors.

Mr. Urbanec, age 49, is an accomplished international executive, with over 17 years of experience in global consumer financial services. Mr. Urbanec has held leadership positions with businesses in some of the major financial capitals of the world, with regional assignments in Hong Kong, Athens, Tokyo, Shanghai and Singapore. His most recent role was as the Chief Executive Officer and Executive Director of Prudential Assurance Company Singapore, which is of one of the largest life insurance companies in Singapore and is part of the Prudential UK group. Prior to his appointment as Chief Executive Officer of Prudential Assurance Company Singapore, Mr. Urbanec was the Chief Marketing and Partnerships Distribution Officer for Prudential Singapore from 2009 to 2013. Mr. Urbanec also served as Regional Strategic Marketing Officer for Prudential Corporation Asia from 2008 to 2009. Before joining Prudential, Mr. Urbanec was the Executive Vice President of Personal Lines for ACE Insurance Group (now known as Chubb Insurance) from 2004 to 2008. Mr. Urbanec holds a Masters of Business Administration from the Weatherhead School of Management at Case Western Reserve University in Cleveland Ohio and a Bachelor’s of Science in Finance from Indiana University in Bloomington Indiana.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2016, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2016	$43,466				$43,466
	2015	$35,860	-	-	-	$35,860

(1)	Mr. Leong is serving as the President and CEO of Rebel FC since January 30, 2015.

Outstanding Equity Awards at Fiscal Year-End

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2016 and 2015.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2016	$43,466	-	-	-	$43,466
Aan Yee Leong, Justin(1)	2015	$21,895	-	-	-	$21,895
Khian Kiee Leong(2)	2016	$72,443	-	-	-	$72,443
Khian Kiee Leong(2)	2015	$21,895	-	-	-	$21,895
Chow Hong Ong(3)

(1)	Mr. Leong serves as executive director of Pure Heart since May 2013.
(2)	Mr. Leong serves as a director of Pure Heart since June 2013.
(3)	Mr. Ong Chow Hong was appointed as a director to the Company’s board of directors on June 30, 2015.

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

Compensation of Directors

For the fiscal year ended December 31, 2016, none of the members of our Board of Directors received compensation for his service as a director of the Company. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Officers and Directors
Aan Yee Leong, Justin 7500A Beach Road #12-313 The plaza Singapore 199591	CEO and Director	Common Stock, $0.0001 par value	6,578,000	(3)	28.13%

Khian Kiee Leong 7500A Beach Road #12-313 The plaza Singapore 199591	Chairman	Common Stock, $0.0001 par value	6,828,000	(3)	29.20%

Ong Chow Hong 41 Duchess Avenue Singapore 269111	Director	Common Stock, $0.0001 par value	40,000		0.17%

Tomas Urbanec 65 Greenfield Drive Singapore 457950	Director	Common Stock, $0.0001 par value	0		0%

All officers and directors as a group (4 persons named above)		Common Stock, $0.0001 par value	13,446,000		57.51%

5% Securities Holders
Total Glory International Limited(3) 7500A Beach Road #12-313 The Plaza Singapore 199591		Common Stock, $0.0001 par value	13,156,000		56.27%

Peter Tan Shou Yi 1 Watten Drive Singapore 287637		Common Stock, $0.0001 par value	2,019,999		8.64%

Silver Height Investment Limited(4) 7500A Beach Road 12-313 The Plaza Singapore 199591		Common Stock, $0.0001 par value	2,300,000		9.84%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report 23,381,548 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on 23,381,548 shares of the Company’s common stock issued and outstanding as of the date of this Current Report.
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

(4)	Mr. Lim Tow Meng is the control person of Silver Height Investment Limited, he is the director and a shareholder of Silver Height Investment Limited.

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

As of December 31, 2016, our Chairman, Mr. Leong Khian Kiee has made loans totaling $$995,547 to the Company. The loans have no fixed terms of repayment and bear no interest. The loans were used by the Company in connection with preparations for events in China and the planned reality show. As of the date of this Report, the amount due under such loans is $939,790.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

New Independent Registered Public Accounting Firm

On August 19, 2016, the company appointed DCAW as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2014 and 2015, and during all subsequent interim periods through August 19, 2016, the Company did not consult DCAW regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a “disagreement” with its former accountants or a “reportable event” as those terms are defined in Item 304 of Regulation S-K. DCAW thereafter changed its name to “Centurion ZD CPA Limited” on November 14, 2016.

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Dominic K.F. Chan & Co (“DKC”), which as a result of the Merger, as such term is defined in Item 9 of this report, became DCAW (CPA) Ltd (“DCAW”) and DCAW, succeeded to the registration status with the PCAOB of DKC, effective from May 1, 2016, DCAW thereafter changed its name to “Centurion ZD CPA Limited” on November 14, 2016, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$9,000	$9,000
Audit-related fees	10,000	10,000
Tax fees	$-	$-
All other fees	-
Total	$19,000	$19,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services Centurion ZD CPA Limited, formerly, DCAW (CPA) Ltd, formerly Dominic K.F. Chan & Co. and was compatible with the maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Rebel Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

Exhibit Number	Description

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc. (Incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2015).

10.1	Assignment and Assumption Agreement, dated February 19, 2014, among Moxian HK, Moxian Shenzhen and Moxian Samoa. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.2	License and Acquisition Agreement, dated February 21, 2014, among the Company, MOXC, Moxian BVI and Moxian CN Samoa. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.3	Form of Share Exchange Agreement dated January 30, 2015 by and among the Company, Rebel FC and Rebel FC Stockholder. (incorporated by reference herein to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.4	Form of Equity Transfer Agreement dated January 30, 2015 by and between the Company and Moxian China, Inc. (incorporated by reference herein to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.5	Plan of Disposition. (incorporated by reference herein to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.6	Appraisal Report dated November 15, 2014, prepared by Grant Sherman Appraisal Limited. (incorporated by reference herein to Exhibit 10.4 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.7	2015 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao. (incorporated by reference herein to Exhibit 10.7 in the Company’s Annual Report on Form 10-K filed on August 31, 2016.)

10.8

2016 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Leibo Sports Culture Co. Ltd, a Chinese entity incorporated in Qingdao. (incorporated by reference herein to Exhibit 10.8 in the Company’s Annual Report on Form 10-K filed on August 31, 2016.)

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

Date: April 14, 2017	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: April 14, 2017	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: April 14, 2017	Rebel Group, Inc.

	By:	/s/ Tomas Urbanec
Tomas Urbanec
Member of Board of Directors

REBEL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港皇后大道中三五九至三六一號南島商業大廈七樓

Tel : (852) 2851 7954          Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍旺角亞皆老街八號朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607           Fax: (852) 2780 0013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rebel Group, Inc.

We have audited the accompanying consolidated balance sheets of Rebel Group, Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity and other comprehensive loss, and cash flows, for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and their cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, April 14, 2017

REBEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,321	$53,090
Trade and other receivables	896,631	685,958
Total current assets	918,952	739,048
Property and equipment, net	29,191	42,532
Intangible assets	103,508	118,454
Long-term investment	12,373,380	38,910,000
TOTAL ASSETS	$13,425,031	$39,810,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$11,352	$11,940
Accruals and other payables	294,695	171,164
Due to a shareholder	995,547	774,637
Deferred tax liabilities	1,606,983	10,894,800
Total current liabilities	2,908,577	11,852,541
Bank loan – non-current portion	-	9,413
TOTAL LIABILITIES	$2,908,577	$11,861,954

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,000,118 shares issued and outstanding at December 31, 2016 and 2015)	2,300	2,300
Additional paid-in capital	47,700	47,700
Retained earnings	7,478,850	7,667,045
Accumulated other comprehensive income	2,987,604	20,231,035
Total stockholders’ equity	10,516,454	27,948,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,425,031	$39,810,034

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the Years ended December 31,
	2016	2015

Revenues, net	$245,763	$537,325

Cost and expenses
Cost of sales	-	(26,309)
Depreciation and amortization expenses	(27,663)	(43,079)
General and administrative expenses	(429,308)	(628,314)
Loss from operations	(211,208)	(160,377)

Other income
Gain on disposal of a subsidiary	-	6,782,000
License maintenance royalty for IP rights	-	1,000,000
Bank loan interest	(1,025)	(1,700)
Sundry income	24,038	1,162
Total other income	23,013	7,781,462

(Loss) income before income tax expenses	(188,195)	7,621,085
Income tax expenses	-	(3,109)
Net (loss) income	(188,195)	7,617,976

Other comprehensive (loss) income
Foreign currency translation adjustments	5,372	1,486
Unrealized fair value (loss) gain on long-term investment arising during year	(26,536,620)	31,128,000
Other comprehensive (loss) income, before tax	(26,531,248)	31,129,486

Income tax reversal (expenses) related to items of other comprehensive income	9,287,817	(10,894,800)
Other comprehensive income (loss), net of tax	9,287,817	(10,894,800)

Comprehensive (loss) income	$(17,431,626)	$27,852,662

Earnings per share (Note 9)

Basic and diluted (loss) earnings per common share	$(0.01)	$0.33

Basic and diluted weighted average common shares outstanding	23,000,118	22,811,067

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2014	20,700,000	$2,070	$47,930	$49,069	$(3,651)	$95,418

Net income	-	-	-	7,617,976	-	7,617,976
Effect of share exchange	2,300,118	230	(230)	-	-	-
Foreign currency adjustment	-	-	-	-	1,486	1,486
Unrealized gain on investment	-	-	-	-	31,128,000	31,128,000
Income tax expenses related to items of other comprehensive income	-	-	-	-	(10,894,800)	(10,894,800)

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

Net loss	-	-	-	(188,195)	-	(188,195)
Unrealized loss on investment	-	-	-	-	(26,536,620)	(26,536,620)
Income tax expenses related to items of other comprehensive income	-	-	-	-	9,287,817	9,287,817
Foreign currency adjustment	-	-	-	-	5,372	5,372

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(188,195)	$7,617,976
Adjustments to reconcile net income before tax to net cash used in operating activities:
Depreciation and amortization expense	27,663	43,079
License maintenance royalty for IP rights	-	(1,000,000)
Gain on disposal of a subsidiary	-	(6,782,000)
	(160,532)	(120,945)
Changes in operating assets and liabilities:
Increase in trade and other receivables	(225,553)	(672,188)
Increase in accruals and other payables	125,079	165,763
Increase in income tax payables	-	1,593
Net cash used in operating activities	(261,006)	(625,777)

Cash flows from investing activities:
Purchases of equipment	(1,589)	-
Net cash used in investing activities	(1,589)	-

Cash flows from financing activities:
Bank loan repayment	(9,538)	(12,462)
Advance to shareholder	238,798	566,092
Net cash provided by financing activities	229,260	553,630

Effect of foreign currency translation	2,566	(9,797)
Decrease in cash and cash equivalents	(30,769)	(81,944)
Cash and cash equivalents at beginning of year	53,090	135,034
Cash and cash equivalents at end of year	$22,321	$53,090

Supplemental cash flow disclosures:
Cash paid for interest expense	$1,025	$1,700
Cash paid for income taxes	$-	$3,109

Major non cash transactions:
Unrealized fair value (loss) gain on long-term investment	$(26,536,620)	$31,128,000

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

As of December 31, 2016 and 2015, financial instruments of the Company primarily comprise of cash, other receivable and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the unrealized fair value (loss) gain on long-term investment and the accumulated balance of foreign currency translation adjustments of the Company.

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-06, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of December 31,
	2016	2015

Equipment	$77,860	$77,962
Less: accumulated depreciation and amortization	(48,669)	(35,430)
Total property and equipment, net	$29,191	$42,532

The depreciation expenses for the years ended December 31, 2016 and 2015 were $14,686 and $18,255, respectively.

4.	Intangible assets

	As of December 31,
	2016	2015

Trademark	$15,684	$16,032
Other intangible assets	123,767	126,511
	$139,451	$142,543
Less: accumulated amortization	(35,943)	(24,089)
Total intangible assets, net	$103,508	$118,454

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2016 and 2015, totaled $12,977 and $24,824, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2017	$12,700
2018	12,700
2019	12,700
2020	12,700
2021 and thereafter	52,708
$103,508

5.	Long-term investment

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

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares and 7,782,000 shares of the MOXC Common Stock were outstanding as of December 31, 2016 and 2015 respectively.

	As of December 31,
	2016	2015

Cost	$7,782,000	$7,782,000
Fair value adjustment(including the effect of reverse stock split of $3,891,000 on June 20, 2016)	4,591,380	31,128,000
Total long term investment, net	$12,373,380	$38,910,000

As of December 31, 2016 and 2015, the fair value of MOXC was $3.18 and $5.00, respectively. For the years ended December 31, 2016 and 2015, the fair value (loss) gain of ($26,536,620) and $31,128,000 were recognized respectively. The Company had no intention to sell the investment in the near future.

6.	Bank loan

	As of December 31,
	2016	2015

Repayable within one year	$11,352	$11,940
Repayable after one year	-	9,413
Total bank loan	$11,352	$21,353

The interest expenses for the years ended December 31, 2016 and 2015 were $1,025 and $1,700, respectively.

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

As of December 31, 2016 and 2015, the due to shareholder is $995,547 and $774,637 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Stockholders’ equity (Continued)

As of the date of this report, there were 23,381,548 shares of common stock issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

9.	Earnings per share

	For the Years ended December 31,
	2016	2015

Net (loss) income attributable to common shareholders for computing basic net (loss) income per common stock	$(188,195)	$7,617,976

Weighted-average shares of common stock outstanding in computing net (loss) income per common stock of the Company
Basic	23,000,118	22,811,067
Dilutive shares	-	-
Diluted	23,000,118	22,811,067

Basic (loss) earnings per share	$(0.01)	$0.33
Diluted (loss) earnings per share	$(0.01)	$0.33

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the years ended December 31, 2016 and 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of December 31,
	2016	2015
Income tax expense is comprised of:
Current income tax	$-	$3,109
Deferred income tax (income) expense	(9,287,817)	10,894,800
Total (reverse) provision for income taxes	$(9,287,817)	$10,897,909

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of December 31, 2016 and 2015 are presented below:

	As of December 31,
	2016	2015

Unrealized fair value gains on long-term investment	$1,606,983	$10,894,800

The enterprise income tax payable as follows:

	As of December 31,
	2016	2015

Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

15.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

15.2 Related party balances

As at December 31, 2016 and 2015, amounts due to shareholders were $995,547 and $774,637 respectively. The amounts are unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of December 31,
	2016	2015

At beginning of year	$758,064	$227,779
Advance from shareholder	220,910	530,285
At end of year	$978,974	$758,064

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of December 31,
	2016	2015

At beginning of year	$16,573	$-
Advance from shareholder	-	16,573
At end of year	$16,573	$16,573

12.	Commitments and contingencies

Operating Lease

There has been no commitment as at December 31, 2016.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the years ended December 31, 2016 and 2015.

13.	Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended December 31, 2016. During January and February of 2017, the Company sold 381,430 shares of its Common Stock for aggregate proceeds totaling $190,715. Other than the foregoing, there were no other subsequent events.

