Form 10-Q
period 2017-03-31
Rebel Group, Inc.
filed 2017-05-15
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of May 15, 2017, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 25,720,548.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 16

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$201,103	$22,321
Trade and other receivables	951,287	896,631
Total current assets	1,152,390	918,952
Property and equipment, net	29,438	29,191
Intangible assets	104,040	103,508
Long-term investment	11,283,900	12,373,380
TOTAL ASSETS	$12,569,768	$13,425,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$8,504	$11,352
Accruals and other payables	132,461	294,695
Convertible loans	178,571	-
Due to a shareholder	1,132,796	995,547
Deferred tax liabilities	1,225,665	1,606,983
TOTAL LIABILITIES	$2,677,997	$2,908,577

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 23,531,548 and 23,000,118 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	2,353	2,300
Additional paid-in capital	313,362	47,700
Retained earnings	7,302,450	7,478,850
Accumulated other comprehensive income	2,273,606	2,987,604
Total stockholders’ equity	9,891,771	10,516,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,569,768	$13,425,031

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the
	Three Months ended	Three Months ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues, net	$-	$-

Cost and expenses
Cost of sales	-	-
Depreciation and amortization expenses	7,184	6,739
General and administrative expenses	168,658	62,141
Loss from operations	(175,842)	(68,880)

Other (expense) income
Convertible loan interest	(427)	-
Bank loan interest	(158)	(308)
Interest income	27	166
Total other (expense) income	(558)	(142)

Loss before income tax expenses	(176,400)	(69,022)
Income tax expenses	-	-
Net loss	(176,400)	(69,022)

Other comprehensive (loss) income
Foreign currency translation adjustments	(5,836)	1,976
Unrealized fair value loss on long-term investment arising during period	(1,089,480)	-
Other comprehensive (loss) income, before tax	(1,095,316)	1,976

Income tax expenses related to items of other comprehensive income	381,318	-
Other comprehensive income, net of tax	381,318	-

Comprehensive loss	$(890,398)	$(67,046)

(Loss) earnings per share (Note 9)

Basic and diluted loss per common share	$(0.008)	$(0.003)

Basic and diluted weighted average common shares outstanding	23,239,452	23,000,118

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common Stock				Accumulated
	The		Additional		Other
	Company		Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Income	Total

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454

Issuance of shares	531,430	53	265,662	-	-	265,715
Net loss	-	-	-	(176,400)	-	(176,400)
Unrealized loss on investment	-	-	-	-	(1,089,480)	(1,089,480)
Income tax expenses related to items of other comprehensive income	-	-	-	-	381,318	381,318
Foreign currency adjustment	-	-	-	-	(5,836)	(5,836)

Balance, March 31, 2017 (Unaudited)	23,531,548	$2,353	$313,362	$7,302,450	$2,273,606	$9,891,771

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(176,400)	$(69,022)
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	3,958	6,739
	(172,442)	(62,283)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(22,276)	52,298
Decrease in accruals and other payables	(21,557)	(10,021)
Net cash used in operating activities	(216,275)	(20,006)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of shares	53	-
Additional paid-in capital	265,662	-
Convertible loan	178,571	-
Bank loan repayment	(3,258)	(8,263)
Repayment to shareholder	(45,337)	(18,880)
Net cash provided by (used in) financing activities	395,691	(27,143)

Increase (decrease) in cash and cash equivalents	179,416	(47,149)
Effect of foreign currency translation	(634)	156
Cash and cash equivalents at beginning of period	22,321	53,090
Cash and cash equivalents at end of period	$201,103	$6,097

Supplemental cash flow disclosures:
Cash paid for interest expense	$158	$308
Cash paid for income taxes	$-	$-

Major non cash transactions:
Unrealized fair value loss on long-term investment	$1,089,480	$-
Accrued convertible loan interest	$427	$-

 See accompanying notes to unaudited condensed consolidated financial statements

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

Also on January 30, 2015, we transferred 100% equity interests of Moxian Intellectual Property Limited (“Moxian IP”), our subsidiary, to Moxian, Inc. (“MOXC”) pursuant to the Equity Transfer Agreement. As a result of the Equity Transfer Transaction, Moxian IP ceased to be a subsidiary of the Company.

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

As of March 31, 2017 and 2016, financial instruments of the Company primarily comprise of cash, other receivable and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Convertible notes

In accordance with ASC subtopic 470-20, the convertible notes are initially carried at the principal amount of the convertible notes. Debt premium or discounts, which are the differences between the carrying value and the principal amount of convertible notes at the issuance date, together with related debts issuance cost, are subsequently amortized using effective interest method as adjustments to interest expense from the debt issuance date to its first redemption date. Convertible notes are classified as a current liability if they are or will be callable by the Company or puttable by the debt holders within one year from the balance sheet date, even though liquidation may not be expected within that period.

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-08, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Equipment	$83,943	$77,860
Less: accumulated depreciation and amortization	(54,505)	(48,669)
Total property and equipment, net	$29,438	$29,191

The depreciation expenses for the three months ended March 31, 2017 and 2016 were $4,022 and $3,546, respectively.

4.	Intangible assets

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Trade mark	$16,251	$15,684
Other intangible assets	128,237	123,767
	$144,488	$139,451
Less: accumulated amortization	(40,448)	(35,943)
Net intangible assets	$104,040	$103,508

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months ended March 31, 2017 and 2016, totaled $3,162 and $3,193, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense (unaudited)

2018	$12,823
2019	12,823
2020	12,823
2021 and thereafter	65,571
$104,040

5.	Long-term investment

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

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares and 7,782,000 shares of the MOXC Common Stock are outstanding as of March 31, 2017 and 2016 respectively.

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment (including the effect of reverse stock split of $3,891,000 on June 20, 2016)	4,591,380	31,128,000
Total property and equipment, net	$12,373,380	$38,910,000

As of March 31, 2017 and December 31, 2016, the fair value of MOXC was $2.90 and $3.18, respectively. For the periods ended March 31, 2017 and 2016, the fair value loss of ($1,089,480) and $nil were recognized respectively. The Company has no intention to sell the investment in the near future.

6.	Bank loan

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Repayable within one year	$8,504	$12,746
Repayable after one year	-	6,639
Total bank loan	$8,504	$19,385

The interest expenses for the three months ended March 31, 2017 and 2016 were $158 and $308, respectively.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible loans

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Repayable within one year	$178,571	$-

The interest expenses for the three months ended March 31, 2017 and 2016 were $427 and $nil, respectively.

On March 15, 2017, the Company, Leong Khian Kiee, and Lee Bon Peng (“Lee”) entered into a Convertible Loan Agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that Lee advanced to the Company on March 15, 2017 and which shall be repayable on March 14, 2018, with an interest of 10% per annum. Pursuant to the Convertible Loan Agreement Lee has the option to convert the principal amount of the loan, into 71,430 shares of Company’s common stock in lieu of repayment of the loan amount. The foregoing description of the Convertible Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Convertible Loan Agreement a copy of which is filed as Exhibit 10.1 and is incorporated by reference herein.

On March 24, 2017, the Company, Leong Khian Kiee, and Chiam Mui Ken (“Chiam”) entered into a Convertile Loan Agreement to document the loan of S$200,000 ($142,856) that Chiam advanced to the Company on March 24, 2017 and shall be repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. Chiam shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). Chiam may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The foregoing description of the Convertible Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Convertible Loan Agreement a copy of which is filed as Exhibit 10.2 and is incorporated by reference herein.

8.	Due to a shareholder

As of March 31, 2017 and December 31, 2016, the due to shareholder is $1,132,796 and $995,547 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

9.	Stockholders’ equity

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Stockholders’ equity (Continued)

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

On January 31, 2017, February 10, 2017, February 22, 2017 and March 18, 2017 the Company total issued 531,430 shares.

As of March 31, 2017, there were 23,531,548 shares of common stock issued and outstanding.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Earnings per share

	For the	For the
	Three months ended	Three months ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders for computing basic net income per common stock	$(176,400)	$(69,022)

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	23,239,452	23,000,118

Dilutive shares
- Convertible loan	34,921	-
- Anti-dilutive effect of convertible loan	(34,921)	-

Diluted	23,239,452	23,000,118

Basic loss per share	$(0.008)	$(0.003)
Diluted loss per share	$(0.008)	$(0.003)

11.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the three months ended March 31, 2017 and year ended December 31, 2016.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2017 and year ended December 31, 2016, the Company had no unrecognized tax benefits.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (Continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense	381,318	-
Total provision for income taxes	$381,318	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2017 and 2016 are presented below:

	As of March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Unrealized fair value loss on long-term investment	$(1,089,480)	$-

The enterprise income tax payable as follows:

As of
	March 31, 2017	December 31, 2016
(Unaudited)
Income tax payable	$-	$-

12.	Related party transactions

12.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

12.2 Related party balances

As at March 31, 2017 and December 31, 2016, amounts due to shareholders were $1,132,796 and $995,547 respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Related party transactions (Continued)

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
At beginning of period/ year	$978,974	$758,064
Advance from shareholder	153,822	220,910
At end of period/ year	$1,132,796	$978,974

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
At beginning of period/ year	$16,573	$16,573
Advance from shareholder	-	-
At end of period/ year	$16,573	$16,573

13.	Commitments and contingencies

Operating Lease

There has been no commitment as at March 31, 2017.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended March 31, 2017.

14.	Subsequent events

As reported on the Current Report on Form 8-K filed by the Company on May 12, 2017, on May 9, 2017, the Company added Mr. Teng Chee Keong to its Board of Directors, effective May 12, 2017.

On May 5, 2017, the Company entered into an Investment Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and Teng Chee Keong, who was recently appointed as a director of the Company’s board of directors effective May 12, 2017. Mr. Teng was appointed to the Company’s board of directors as a condition of the Investment Agreement. Pursuant to the Investment Agreement, Mr. Teng agreed to lend US $300,000 to the Company, which is to be repaid by May 4, 2018, which can be extended to May 4, 2019 at the option of Mr. Teng and has an annual interest rate of 10%. Under the Loan, Mr. Teng has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock after the maturity date of the Loan, at a conversion price of $0.50 if the conversion is made within 7 days of the maturity date and at a conversion price of $0.60 if the conversion is made within 7 days of the extended maturity date. Mr. Khian Kiee Leong, a member of the Company’s board of directors, agreed to personally guarantee the Loan. Further pursuant to the Investment Agreement, Mr. Teng agreed to subscribe to purchase US $700,000 of shares of the Company’s common stock at a price of $0.50 per share for a total of 1,400,000 shares of the Company’s common stock. The Investment Agreement closed on May 12, 2017. The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Investment Agreement a copy of which is filed as Exhibit 10.3 and is incorporated by reference herein.

Since April 1, 2017, and through the date of filing of this report, the Company issued 679,000 shares of its common stock for aggregate proceeds totaling $339,500.

On May 3, 2017, the Company issued 70,000 shares of its Common Stock to Mr. Chow Hong Ong as payment for his services in the capacity of a director of the Company.

On May 3, 2017, the Company issued 40,000 shares of its Common Stock to a service provider as payment for his sponsorship services that he provided to the Company.

Other than the foregoing, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the three months March 31, 2017.

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

In the following, “we,” “us,” or “our,” are references to the combined business of (i) the Company (ii) Rebel FC; (iii) Pure Heart and (iv) SCA Capital.

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

The Company has not yet held any MMA events in 2017. The Company plans to hold four events in China in 2017, with two in Shanghai and two in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event.

The Company has an event planned with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China (“QQSC”), which is scheduled to take place in Shanghai on August 12, 2017 (the “August Event”). In connection with the August event, QQSC entered into a Venue Rental Agreement with Kerry Hotel in Pudong, Shanghai on April 19, 2017 (the “Venue Agreement”). Pursuant to the Venue Agreement QQSC has agreed to reserve various rooms at the Kerry Hotel in Pudong for the August Event. The Company has paid the deposit for the Venue Agreement to QQSC.

The Company also has an event planned with QQSC scheduled to take place in Shenzhen on September 2, 2017 (the “September Event”). In connection with the September Event, QQSC has entered into a Stadium Rental Contract with Shenzhen Gymnasium Stadium Operation Management Co., Ltd. on April 14, 2017 (the “Stadium Agreement.”) Pursuant to the Stadium Agreement, QQSC agreed to lease the Shenzhen stadium and its auxiliary facilities for the purpose of holding the September Event. The Company has paid the deposit for the Stadium Agreement to QQSC.

The Company also has a planned event in Shanghai in November of 2017 and an event planned in Shenzen in December of 2017. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

The Company is currently negotiating for the acquisition of QQSC. This acquisition is planned to be effectuated through a wholly owned subsidiary of Pure Heart which is in the process of being incorporated. However, there can be no assurance that such discussions can be successful or that such acquisition can be accomplished at all, or if accomplished, done so on terms acceptable to the Company.

Results of Operations

For the three months ended March 31, 2017 compared with the three months ended March 31, 2016

Gross Revenues

The Company received sales revenues of $0 in the three months ended March 31, 2017 and in the three months ended March 31, 2016.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and three months ended March 31, 2016 were $168,658 and $62,141, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to operational expansion for planned events later in the year.

Other Income

Other income for the three months ended March 31, 2017 and three months ended March 31, 2016 were nil.

Net Income

Net loss for the three months ended March 31, 2017 and three months ended March 31, 2016 were ($176,400) and ($69,022) respectively. Basic and diluted net loss per share amounted to $0.008 and $0.003 respectively for the three months ended March 31, 2017 and three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, we had working capital deficit of ($299,942) and cash on hand of $201,103 as compared to working capital deficit of ($382,642) and cash on hand of $22,321 as of December 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2017 was $216,275 as compared to net cash used in operating activities of $20,006 for the three months ended March 31, 2016. The cash used in operating activities is mainly for filing fees, professional fees, payroll and benefits and general expenses.

The increase of net cash for operating activities in the quarter ended March 31, 2017 was due to increased expenses for planned events.

Net cash provided by/(used in) financing activities for the three months ended March 31, 2017 was $395,691 as compared to ($27,143) for the three months ended March 31, 2016.

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities.

The Company has issued 531,430 shares of its Common Stock for aggregate proceeds totaling $265,662 in the three months ended March 31, 2017.

On March 15, 2017 and March 24, 2017, the Company entered into two convertible note agreements with two investors, as further described in Part II, Item II below (the “Note Agreements”). Pursuant to the Note Agreements, the investors lent Pure Heart $35,715 and $142,856, respectively. Both loans under the Note Agreements are convertible at the option of the investors into shares of the Company’s Common Stock. Under the $35,715 loan, the investor has the option, in lieu of repayment under the loan, to convert the loan into 71,430 shares of the Company’s Common Stock. Under the $142,856 loan, the Investor has the right to convert the loan into shares of the Company’s Common Stock at $0.50 per share. Mr. Leong, a member of the Company’s board of directors, agreed to personally guarantee the loans under the Note Agreements. The foregoing description of the Note Agreements is not complete and is qualified in its entirety by reference to the full text of the form of Note Agreements, copies of which are filed as Exhibit 10.1 and 10.2, respectively and are incorporated by reference herein.

On May 5, 2017, the Company entered into an Investment Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and Teng Chee Keong, who was recently appointed as a director of the Company’s board of directors effective May 12, 2017, as further described in Part II, Item II below. Mr. Teng was appointed to the Company’s board of directors, as a condition of the Investment Agreement.

Pursuant to the Investment Agreement, Mr. Teng agreed to lend US $300,000 to the Company (the “Loan”) with repayment to be made by May 4, 2018, which can be extended to May 4, 2019 at the option of Mr. Teng. Under the Loan, Mr. Teng has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock after the maturity date of the Loan, at a conversion price of $0.50 if the conversion is made within 7 days of the maturity date and at a conversion price of $.60 if the conversion is made within 7 days of the extended maturity date. Mr. Leong, a member of the Company’s board of directors, agreed to personally guarantee the Loan. Further pursuant to the Investment Agreement, Mr. Teng agreed to subscribe to purchase US $700,000 of shares of the Company’s common stock at a price of $.50 per share for a total of 1,400,000 shares of the Company’s Common Stock. The Investment Agreement closed on May 12, 2017. The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Investment Agreement a copy of which is filed as Exhibit 10.3 and is incorporated by reference herein.

The Company requires additional capital to operate its business. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO concluded that the material weaknesses disclosed in the Company's Form 10-K for the year ended December 31, 2016 continue to exist and accordingly, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Control over Financial Reporting.

As reported on the Form 8-K filed by the Company on January 27, 2016, on January 25, 2016, the Company added Tomas Urbanec to its Board of Directors.

As reported on the Current Report on Form 8-K filed by the Company on May 12, 2017, the Company added Mr. Teng Chee Keong to its Board of Directors, effective May 12, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock:

During the three months ended March, 31 2017, the Company sold 531,430 shares of its Common Stock for aggregate proceeds totaling $265,715.

Since April 1, 2017, and through the date of filing of this report, the Company issued 679,000 shares of its common stock for aggregate proceeds totaling $339,500.

On May 3, 2017, the Company issued 70,000 shares of its Common Stock to Mr. Chow Hong Ong as payment for his services in the capacity of a director of the Company.

On May 3, 2017, the Company issued 40,000 shares of its Common Stock to a service provider as payment for his sponsorship services that he provided to the Company.

Issuance of Promissory Notes:

On March 15, 2017, the Company entered into a Convertible Loan Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and an investor, pursuant to which the investor lent $50,000 Singapore Dollars ($ 35,715 USD) to Pure Heart (the “Loan”). The Loan carries an annual interest rate of 10% and has a maturity date of March 14, 2018. Under the Loan, the investor has the option, in lieu of repayment under the Loan, to convert the Loan into 71,430 shares of the Company’s Common Stock. Mr. Leong agreed to personally guarantee the Loan. The foregoing description of the Convertible Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Convertible Loan Agreement a copy of which is filed as Exhibit 10.1 and is incorporated by reference herein.

On March 24, 2017, the Company entered into a Convertible Loan Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and an investor, pursuant to which the investor lent $200,000 Singapore Dollars ($142,856 USD) to Pure Heart (the “Loan”). The Loan carries an annual interest rate of 10% and has a maturity date of March 23, 2018. Under the Loan, the investor has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock at a conversion price of $0.50 per share. Mr. Leong agreed to personally guarantee the Loan. The foregoing description of the Convertible Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Convertible Loan Agreement a copy of which is filed as Exhibit 10.2 and is incorporated by reference herein.

Issuance Pursuant to Investment Agreement:

On May 5, 2017, the Company entered into an Investment Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and Teng Chee Keong, who was recently appointed as a director of the Company’s board of directors effective May 12, 2017. Mr. Teng was appointed to the Company’s board of directors as a condition of the Investment Agreement. Pursuant to the Investment Agreement, Mr. Teng agreed to lend US $300,000 to the Company (the “Loan”), which is to be repaid by May 4, 2018, which can be extended to May 4, 2019 at the option of Mr. Teng and has an annual interest rate of 10%. Under the Loan, Mr. Teng has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock after the maturity date of the Loan, at a conversion price of $0.50 if the conversion is made within 7 days of the maturity date and at a conversion price of $.60 if the conversion is made within 7 days of the extended maturity date. Mr. Khian Kiee Leong, a member of the Company’s board of directors, agreed to personally guarantee the Loan. Further pursuant to the Investment Agreement, Mr. Teng agreed to subscribe to purchase US $700,000 of shares of the Company’s common stock at a price of $.50 per share for a total of 1,400,000 shares of the Company’s Common Stock. The Investment Agreement closed on May 12, 2017. The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Investment Agreement a copy of which is filed as Exhibit 10.3 and is incorporated by reference herein.

The above issuances were made pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

10.1	Form of Convertible Loan Agreement Dated March 15, 2017.

10.2	Form of Convertible Loan Agreement Dated March 23, 2017.

10.3	Form of Investment Agreement Date May 5, 2017.

31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: May 15, 2017		Aan Yee Leong, Justin
President, Chief Executive Officer, Director Principal Executive Officer, Principal Financial and Accounting Officer

