Form 10-Q
period 2017-06-30
Rebel Group, Inc.
filed 2017-08-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 27,479,548.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 16

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$971,980	$22,321
Trade and other receivables	1,468,142	896,631
Total current assets	2,440,122	918,952
Property and equipment, net	30,826	29,191
Intangible assets	102,323	103,508
Long-term investment	12,412,290	12,373,380
TOTAL ASSETS	$14,985,561	$13,425,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$4,346	$11,352
Accruals and other payables	149,675	294,695
Convertible loans	489,730	-
Due to a shareholder	1,024,705	995,547
Deferred tax liabilities	1,620,602	1,606,983
TOTAL LIABILITIES	$3,289,058	$2,908,577

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 26,897,548 and 23,000,118 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	2,690	2,300
Additional paid-in capital	1,969,178	47,700
Retained earnings	6,719,953	7,478,850
Accumulated other comprehensive income	3,004,682	2,987,604
Total stockholders’ equity	11,696,503	10,516,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,985,561	$13,425,031

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$249,795	$-	$249,795

Cost and expenses
Cost of sales	-	-	-	-
Depreciation and amortization expenses	7,998	7,178	15,183	13,917
General and administrative expenses	563,664	101,129	732,321	163,272
(Loss) income from operations	(571,662)	141,488	(747,504)	72,606

Other (expense) income
Convertible loan interest	(8,020)	-	(8,447)	-
Bank loan interest	(140)	(285)	(298)	(593)
Interest income	185	86	212	253
Total other (expense) income	(7,975)	(199)	(8,533)	(340)

(Loss) income before income tax expenses	(579,637)	141,289	(756,037)	72,266
Income tax expenses	(2,860)	-	(2,860)	-
Net (loss) income	(582,497)	141,289	(758,897)	72,266

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,378)	(7,493)	(8,214)	(5,516)
Unrealized fair value gain on long-term investment arising during period	1,128,390	-	38,910	-
Other comprehensive (loss) income, before tax	1,126,012	(7,493)	30,696	(5,516)

Income tax expenses related to items of other comprehensive (loss) income	(394,937)	-	(13,618)	-
Other comprehensive (loss) income, net of tax	731,075	(7,493)	17,078	(5,516)

Comprehensive income (loss)	$148,578	$133,796	$(775,975)	$66,750

Basic and diluted loss per common share	$(0.023)	$0.006	$(0.030)	$0.003

Basic and diluted weighted average common shares outstanding	25,456,866	23,000,118	25,316,580	23,000,118

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

					Accumulated
	Common Stock				Other
	The Company		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income	Total

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454

Issuance of shares	3,897,430	390	1,921,478	-	-	1,921,868
Net loss	-	-	-	(758,897)	-	(758,897)
Unrealized loss on investment	-	-	-	-	(13,618)	(13,618)
Income tax expenses related to items of other comprehensive income	-	-	-	-	38,910	38,910
Foreign currency adjustment	-	-	-	-	(8,214)	(8,214)

Balance, June 30, 2017 (Unaudited)	26,897,548	$2,690	$1,969,178	$6,719,953	$3,004,682	$11,696,503

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(758,897)	$72,266
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	15,183	13,917
	(743,714)	86,183
Changes in operating assets and liabilities:
Increase in trade and other receivables	(525,412)	(293,027)
Increase in accruals and other payables	(6,617)	1,118
Net cash used in operating activities	(1,275,743)	(205,726)

Cash flows from investing activities:
Purchase of equipment	(8,984)	-
Net cash used in investing activities	(8,984)	-

Cash flows from financing activities:
Proceeds from the issuance of shares	1,921,868	-
Convertible loan	489,730	-
Bank loan repayment	(7,590)	(6,177)
Repayment to shareholder	(166,960)	-
Advance to shareholder	-	156,849
Net cash provided by financing activities	2,237,048	150,672

Increase (decrease) in cash and cash equivalents	952,321	(55,054)
Effect of foreign currency translation	(2,662)	3,588
Cash and cash equivalents at beginning of period	22,321	53,090
Cash and cash equivalents at end of period	$971,980	$1,624

Supplemental cash flow disclosures:
Cash paid for interest expense	$298	$593
Cash paid for income taxes	$2,860	$-

Major non-cash transactions:
Unrealized fair value gain on long-term investment	$38,910	$-
Accrued convertible loan interest	$8,447	$-

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

As of June 30, 2017 and 2016, financial instruments of the Company primarily comprise of cash, other receivable and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Convertible notes

In accordance with ASC subtopic 470-20, the convertible notes are initially carried at the principal amount of the convertible notes. Debt premium or discounts, which are the differences between the carrying value and the principal amounts of convertible notes at the issuance date, together with related debts issuance cost, are subsequently amortized using effective interest method as adjustments to interest expense from the debt issuance date to its first redemption date. Convertible notes are classified as a current liability if they are or will be callable by the Company or puttable by the debt holders within one year from the balance sheet date, even though liquidation may not be expected within that period.

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-11, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Property and equipment

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Equipment	$90,847	$77,860
Less: accumulated depreciation	(60,021)	(48,669)
Total property and equipment, net	$30,826	$29,191

The depreciation expenses for the six months ended June 30, 2017 and 2016 were $8,750 and $7,323, respectively. And the three months ended June 30, 2017 and 2016 were $4,728 and $3,689, respectively.

4.	Intangible assets

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Trade mark	$16,491	$15,684
Other intangible assets	130,130	123,767
	$146,621	$139,451
Less: accumulated amortization	(44,298)	(35,943)
Net intangible assets	$102,323	$103,508

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the six months ended June 30, 2017 and 2016, totaled $6,433 and $6,594, respectively. And for the three months ended June 30, 2017 and 2016 were $3,270 and $3,489, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense (unaudited)

2018	$13,013
2019	13,013
2020	13,013
2021 and thereafter	63,284
$102,323

5.	Long-term investment

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

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC Common Stock are outstanding as of June 30, 2017 and 2016.

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment (including the effect of reverse stock split of $3,891,000 on June 20, 2016)	4,630,290	4,591,380
Total long term investment, net	$12,412,290	$12,373,380

As of June 30, 2017 and December 31, 2016, the fair value of MOXC was $3.19 and $3.18, respectively. For the six months ended June 30, 2017 and 2016, the fair value gain of $38,910 and $nil were recognized respectively. And for the three months ended June 30, 2017 and 2016, the fair gain of $1,128,390 and $nil were recognized respectively.

6.	Bank loan

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Repayable within one year	$4,346	$11,352
Repayable after one year	-	-
Total bank loan	$4,346	$11,352

The interest expenses for the six months ended June 30, 2017 and 2016 were $298 and $593, respectively. And interest expenses for the three months ended June 30, 2017 and 2016 were $140 and $285, respectively.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible loans

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Repayable within one year	$481,283	$-
Accrued convertible loan interest	8,447	-
	$489,730	$-

The interest expenses for the six months ended June 30, 2017 and 2016 were $8,447 and $nil, respectively. And interest expenses for the three months ended June 30, 2017 and 2016 were $8,020 and $nil, respectively.

On March 15, 2017, the Company, Leong Khian Kiee, and Lee Bon Peng (“Lee”) entered into an agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that Lee advanced to the Company on March 15, 2017 and shall be repayable on March 14, 2018 (“Repayment Date”), with an interest of 10% per annum. Lee may convert all of the principal amount, into 71,430 shares of Company’s common stock after the Repayment Date.

On March 24, 2017, the Company, Leong Khian Kiee, and Chiam Mui Ken (“Chiam”) entered into an agreement to document the loan of S$200,000 ($142,856) that Chiam advanced to the Company on March 24, 2017 and shall be repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. Chiam shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). Chiam may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

On May 5, 2017, the Company, Leong Khian Kiee, and Teng Chee Keong (“Teng”) entered into an agreement to document the loan of $300,000 that Teng advanced to the Company on May 5, 2017 and shall be repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. Teng shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). Teng may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

8.	Due to a shareholder

As of June 30, 2017 and December 31, 2016, the due to shareholder is $1,024,705 and $995,547 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Stockholders’ equity

Prior to April 16, 2013, the authorized capital stock of the Company consisted of 250,000,000 shares of Common Stock with a par value of $0.0001. The Company issued 9,000,000 shares of our Common Stock to Marilyn Stark (“Stark”), our former CEO and former sold Director, on September 13, 2011 for cash in the amount of $9,000 (per share price of $0.001).

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

On April 25, 2013, the Company entered into a Share Exchange Agreement with Moxian BVI and Medicode Group Limited, the sole stockholder of Moxian BVI (the “Moxian Stockholder”), pursuant to which the Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. Since the incorporation of the business of Moxian BVI, the Company changed its business to develop social network platform that integrates social media and business into one single platform.

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

For the six months ended June 30, 2017, the Company issued shares of common stock 3,505,430 and 102,000 at $0.5 and $1.00 respectively for total cash consideration $1,656,153, and issued 290,000 shares of common stock at $1.00 as compensation for the settlement of director fee and professional fee.

As of the date of this report, there were 26,897,548 shares of common stock issued and outstanding.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Earnings per share

	For the	For the	For the	For the
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income attributable to common shareholders for computing basic net income per common stock	$(582,497)	$141,289	$(758,897)	$72,266

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	25,456,866	23,000,118	25,316,580	23,000,118

Dilutive shares
- Convertible loan	726,373	-	382,558	-
- Anti-dilutive effect of convertible loan	(726,373)	-	(382,558)	-

Diluted	25,456,866	23,000,118	25,316,580	23,000,118

Basic loss per share	$(0.023)	$0.006	$(0.030)	$0.003
Diluted loss per share	$(0.023)	$0.006	$(0.030)	$0.003

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the six months ended June 30, 2017 and year ended December 31, 2016.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2017 and year ended December 31, 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense	(13,618)	-
Total provision for income taxes	$(13,618)	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2017 and 2016 are presented below:

	For the six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Unrealized fair value gain on long-term investment	$38,910	$-

The enterprise income tax payable as follows:

As of
	June 30, 2017	December 31, 2016
(Unaudited)
Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Related party transactions

12.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

12.2 Related party balances

As at June 30, 2017 and December 31, 2016, amounts due to shareholders were $1,024,705 and $995,547 respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period/ year	$978,974	$758,064
Advance from shareholder	29,158	220,910
At end of period/ year	$1,008,132	$978,974

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
At beginning of period/ year	$16,573	$16,573
Advance from shareholder	-	-
At end of period/ year	$16,573	$16,573

13.	Commitments and contingencies

Operating Lease

There has been no commitment as at June 30, 2017.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2017.

14.	Subsequent events

On July 6, the Company issued 426,000 shares of common stock.

From July 1, 2017 through the date of filing of this report, the Company has issued 270,000 shares of its common stock for gross proceeds totaling $135,000.

On July 7, 2017, the Company issued 250,000 shares of its Common Stock to Mr. Tomas Urbanec as payment for his services in the capacity of a director of the Company.

On July 7, 2017, the Company issued 6,000 shares of its Common Stock as compensation for a placement agent fee.

On July 30, 2017, the Company issued 50,000 shares of its Common Stock as a professional fee to a service provider as payment for his services pursuant to a labour contract agreement dated July 10, 2017, between such service provider and Rebel Shanghai Limited, which is a wholly owned subsidiary of Pure Heart formed on June 21, 2017 in Shanghai China.

On July 30, 2017, the Company issued 6,000 shares of its Common Stock as compensation for a placement agent fee.

Except for the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the six months June 30, 2017.

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

Overview

The Company, through Rebel FC, organizes, promotes and hosts Mixed Martial Arts events featuring top level athletic talent with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

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

The Company has held one MMA event in 2017 as described below. The Company plans to hold three additional; events in China in 2017, with one in Shanghai and two in Shenzhen. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to these planned events, with the final price to be determined based on the location of the event.

The Company held an event with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China (“QQSC”), which is took place in Shanghai on August 12, 2017 (the “August Event ”). In connection with the August event, QQSC entered into a Venue Rental Agreement with Kerry Hotel in Pudong, Shanghai on April 19, 2017 (the “Venue Agreement”). Pursuant to the Venue Agreement QQSC agreed to reserve various rooms at the Kerry Hotel in Pudong for the August Event. The August Event was titled “Quest For Glory” and consisted of a tournament including contestants in the welterweight, interim featherweight and special fight “Bantamweight” classes. The winners of such contests then fought in the Grand Final held at the conclusion of the event.

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

The Company is currently negotiating for the acquisition of QQSC. This acquisition is planned to be effectuated through a wholly owned subsidiary of Pure Heart. On June 21, 2017, Pure Heart formed Rebel Shanghai Limited, which was incorporated in Shanghai China in order to acquire QQSC. However, there can be no assurance that such discussions regarding the acquisition of QQSC by Rebel Shanghai Limited can be successful or that such acquisition can be accomplished at all, or if accomplished, done so on terms acceptable to the Company.

Results of Operations

For the three months ended June 30, 2017 compared with the three months ended June 30, 2016.

Gross Revenues

The Company received sales revenues of $0 in the three months ended June 30, 2017, compared to $249,795 being generated in the three months ended June 30, 2016.

The Company’s sales revenue of $249,795 in the three months ended June 30, 2016 primarily came from royalty fees and management fees received.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and three months ended June 30, 2016 were $563,664 and $101,129, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to increase in payroll and professional fees paid to consultants for projects to be held in China.

Net Profit/(loss)

Net (loss)/profit for the three months ended June 30, 2017 and three months ended June 30, 2016, were ($582,497), and $141,289 respectively. Basic and diluted net income per share amounted to ($0.023) and $0.006 respectively for the three months ended June 30, 2017 and three months ended June 30, 2016.

For the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Gross Revenues

The Company received sales revenues of $0 in the six months ended June 30, 2017, compared to $249,795 being generated in the six months ended June 30, 2016.

The Company’s sales revenue of $249,795 in the six months ended June 30, 2016 primarily comes from royalty fees and management fees received.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and the six months ended June 30, 2016 were $732,321 and $163,272, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to an increase in payroll and professional fees paid to consultants for projects to be held in China.

Net Profit/(loss)

Net (loss)/profit for the six months ended June 30, 2017 and six months ended June 30, 2016, was ($758,897) and $72,266 respectively. Basic and diluted net income per share amounted to ($0.030) and $0.003 respectively for the six months ended June 30, 2017 and six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital surplus of $771,666 consisting of cash on hand of $971,980 as compared to working capital deficit of ($382,642) and cash on hand of $22,321 as of December 31, 2016. The surplus was due mainly to paid–in capital of $1,969,178 as of June 30, 2017 and $47,700 as of December 31, 2016.

Net cash used in operating activities for the six months ended June 30, 2017 was $1,275,743 as compared to net cash used in operating activities of $205,726 for the six months ended June 30, 2016. The cash used in operating activities are mainly for filing fees, professional and placement fees, payroll and benefits and general expenses.

The increase of net cash used in operating in the six months ended June 30, 2017 was due to increase professional and placement fees, payroll and benefits and general expenses and increase in trade and other receivables.

Net cash provided by financing activities for the six months ended June 30, 2017 was $2,237,048 as compared to $150,672 for the six months ended June 30, 2016. The cash provided by financing activities for the six months ended June 30, 2017 is mainly from proceeds from the issuance of shares and from convertible loan.

On May 5, 2017, the Company entered into an Investment Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and Teng Chee Keong, who was recently appointed as a director of the Company’s board of directors effective May 12, 2017.

Pursuant to the Investment Agreement, Mr. Teng agreed to lend US $300,000 to the Company (the “Loan”) with repayment to be made by May 4, 2018, which can be extended to May 4, 2019 at the option of Mr. Teng. Under the Loan, Mr. Teng has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock after the maturity date of the Loan, at a conversion price of $0.50 if the conversion is made within 7 days of the maturity date and at a conversion price of $.60 if the conversion is made within 7 days of the extended maturity date. Mr. Leong, a member of the Company’s board of directors, agreed to personally guarantee the Loan. Further pursuant to the Investment Agreement, Mr. Teng agreed to subscribe to purchase US $700,000 of shares of the Company’s common stock at a price of $.50 per share for a total of 1,400,000 shares of the Company’s Common Stock. The Investment Agreement closed on May 12, 2017. The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Investment Agreement a copy of which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017, and is incorporated by reference herein.

We will likely require additional capital to continue to operate our business, and to further expand our business and we are currently raising capital through the sale of equity. For additional information regarding the recent sales of our equity please see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any other off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO concluded that the material weaknesses disclosed in the Company's Form 10-K for the year ended December 31, 2016 continue to exist and accordingly, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock:

From April 1, 2017, and through May 15, 2017, the Company issued 679,000 shares of its common stock for aggregate proceeds totaling $339,500.

From May 15, 2017 through June 30, 2017, the Company issued 997,000 shares of its common stock for aggregate proceeds totaling $549,500.

On May 3, 2017, the Company issued 70,000 shares of its Common Stock to Mr. Chow Hong Ong as payment for his services in the capacity of a director of the Company.

On May 3, 2017, the Company issued 40,000 shares of its Common Stock to a service provider as payment for his sponsorship services that he provided to the Company.

On June 8, 2017, the Company issued 80,000 shares of its Common Stock as a professional fee to a service provider as payment for his services in securing fighters in China for Pure Heart for the Company’s events.

On June 8, 2017, the Company issued 100,000 shares of its Common Stock as a professional fee to a service provider as payment for his services pursuant to a contract for services agreement dated May 12, 2017, between such service provider and Pure Heart.

From July 1, 2017 through the date of filing of this report, the Company has issued 270,000 shares of its common stock for gross proceeds totaling $135,000.

On July 7, 2017, the Company issued 250,000 shares of its Common Stock to Mr. Tomas Urbanec as payment for his services in the capacity of a director of the Company.

On July 7, 2017, the Company issued 6,000 shares of its Common Stock as compensation for a placement agent fee.

On July 30, 2017, the Company issued 50,000 shares of its Common Stock as a professional fee to a service provider as payment for his services pursuant to a labour contract agreement dated July 10, 2017, between such service provider and Rebel Shanghai Limited, which is a wholly owned subsidiary of Pure Heart formed on June 21, 2017 in Shanghai China.

On July 30, 2017, the Company issued 6,000 shares of its Common Stock as compensation for a placement agent fee

Issuance Pursuant to Investment Agreement:

On May 5, 2017, the Company entered into an Investment Agreement with Pure Heart, Khian Kiee Leong, a member of the Company’s board of directors, and Teng Chee Keong, who was recently appointed as a director of the Company’s board of directors effective May 12, 2017. Mr. Teng was appointed to the Company’s board of directors as a condition of the Investment Agreement. Pursuant to the Investment Agreement, Mr. Teng agreed to lend US $300,000 to the Company (the “Loan”), which is to be repaid by May 4, 2018, which can be extended to May 4, 2019 at the option of Mr. Teng and has an annual interest rate of 10%. Under the Loan, Mr. Teng has the option, in lieu of repayment under the Loan, to convert the Loan into shares of the Company’s Common Stock after the maturity date of the Loan, at a conversion price of $0.50 if the conversion is made within 7 days of the maturity date and at a conversion price of $.60 if the conversion is made within 7 days of the extended maturity date. Mr. Khian Kiee Leong, a member of the Company’s board of directors, agreed to personally guarantee the Loan. Further pursuant to the Investment Agreement, Mr. Teng agreed to subscribe to purchase US $700,000 of shares of the Company’s common stock at a price of $.50 per share for a total of 1,400,000 shares of the Company’s Common Stock. The Investment Agreement closed on May 12, 2017. The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Investment Agreement a copy of which is filed as Exhibit 10.1 and is incorporated by reference herein.

The above issuances were made pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

10.1	Form of Investment Agreement Date May 5, 2017. (Incorporated by reference herein to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 15, 2017.)

31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: August 14, 2017		Aan Yee Leong, Justin
President, Chief Executive Officer, Director Principal Executive Officer, Principal Financial and Accounting Officer

