Form 10-Q
period 2017-09-30
Rebel Group, Inc.
filed 2017-11-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 30,507,608.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 18

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$198,963	$22,321
Trade and other receivables	2,857,879	896,631
Total current assets	3,056,842	918,952
Property and equipment, net	26,329	29,191
Intangible assets	99,881	103,508
Long-term investment	10,427,880	12,373,380
TOTAL ASSETS	$13,610,932	$13,425,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan – current portion	$-	$11,352
Accruals and other payables	177,645	294,695
Convertible loans	503,812	-
Due to a shareholder	952,300	995,547
Deferred tax liabilities	929,569	1,606,983
TOTAL LIABILITIES	$2,563,326	$2,908,577

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value; authorized 500,000,000 shares, 30,401,008 and 23,000,118 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	3,040	2,300
Additional paid-in capital	2,736,383	47,700
Retained earnings	6,593,913	7,478,850
Accumulated other comprehensive income	1,714,270	2,987,604
Total stockholders’ equity	11,047,606	10,516,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,610,932	$13,425,031

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	For the	For the	For the	For the
	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$399,683	$1,007	$399,683	$250,802

Cost and expenses
Cost of sales	-	-	-	-
Depreciation and amortization expenses	(8,399)	(7,043)	(23,582)	(20,960)
General and administrative expenses	(509,559)	(93,179)	(1,241,881)	(256,450)
Loss from operations	(118,275)	(99,215)	(865,780)	(26,608)

Other (expense) income
Convertible loan interest	(10,140)	-	(18,587)	-
Bank loan interest	(62)	(231)	(360)	(825)
Interest income	370	11,095	582	11,349
Total other (expense) income	(9,832)	10,864	(18,365)	10,524

Loss before income tax expenses	(128,107)	(88,351)	(884,145)	(16,084)
Income tax expenses	2,067	-	(792)	-
Net loss	(126,040)	(88,351)	(884,937)	(16,084)

Other comprehensive loss
Foreign currency translation adjustments	(545)	(162)	(8,759)	(5,679)
Unrealized fair value gain on long-term investment arising during period	(1,984,410)	-	(1,945,500)	-
Other comprehensive loss, before tax	(1,984,955)	(162)	(1,954,259)	(5,679)

Income tax expenses related to items of other comprehensive loss	694,544	-	680,925	-
Other comprehensive loss, net of tax	(1,290,411)	(162)	(1,273,334)	(5,679)

Comprehensive loss	$(1,416,451)	$(88,513)	$(2,158,271)	$(21,763)

Basic and diluted loss per common share	$(0.004)	$(0.004)	$(0.030)	$(0.001)

Basic and diluted weighted average common shares outstanding	30,128,529	23,000,118	29,642,601	23,000,118

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common Stock				Accumulated
	The Company		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454

Issuance of shares	7,400,890	740	2,688,683	-	-	2,689,423
Net loss	-	-	-	(884,937)	-	(884,937)
Unrealized loss on investment	-	-	-	-	(1,945,500)	(1,945,500)
Income tax expenses related to items of other comprehensive income	-	-	-	-	680,925	680,925
Foreign currency adjustment	-	-	-	-	(8,759)	(8,759)

Balance, September 30, 2017 (Unaudited)	30,401,008	$3,040	$2,736,383	$6,593,913	$1,714,270	$11,047,606

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(884,937)	$(16,084)
Adjustments to reconcile net income before tax to net cash provided by operating activities:
Depreciation and amortization expense	23,582	20,960
	(861,355)	4,876
Changes in operating assets and liabilities:
Increase in trade and other receivables	(1,907,429)	(227,263)
Increase in accruals and other payables	23,538	13,528
Net cash used in operating activities	(2,745,246)	(208,859)

Cash flows from investing activities:
Purchase of equipment	(9,058)	-
Net cash used in investing activities	(9,058)	-

Cash flows from financing activities:
Proceeds from the issuance of shares	2,689,423	-
Convertible loan	503,812	-
Bank loan repayment	(12,033)	(9,231)
(Repayment to) advance from shareholder	(246,982)	182,985
Net cash provided by financing activities	2,934,220	173,754

Increase (decrease) in cash and cash equivalents	179,916	(35,105)
Effect of foreign currency translation	(3,274)	(3,108)
Cash and cash equivalents at beginning of period	22,321	53,090
Cash and cash equivalents at end of period	$198,963	$14,877

Supplemental cash flow disclosures:
Cash paid for interest expense	$360	$825
Cash paid for income taxes	$792	$-

Major non-cash transactions:
Unrealized fair value gain on long-term investment	$1,945,500	$-
Accrued convertible loan interest	$18,587	$-

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

On June 21, 2017, Pure Heart formed Rebel Shanghai Limited, which was incorporated in Shanghai China and start operation since July 1, 2017.

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

All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The fiscal year end is December 31.

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

Fair value of financial instruments (Continued)

As of September 30, 2017 and 2016, financial instruments of the Company primarily comprise of cash, other receivable and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

Income taxes (Continued)

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

Recently Issued Accounting Guidance

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2017-13, if currently adopted, would have a material effect of the condensed consolidated financial position, results of operation and cash flows.

3.	Property and equipment

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Equipment	$91,590	$77,860
Less: accumulated depreciation	(65,261)	(48,669)
Total property and equipment, net	$26,329	$29,191

The depreciation expenses for the nine months ended September 30, 2017 and 2016 were $13,671 and $10,984, respectively. And the three months ended September 30, 2017 and 2016 were $4,949 and $3,661, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Intangible assets

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Trade mark	$16,626	$15,684
Other intangible assets	131,196	123,767
	$147,822	$139,451
Less: accumulated amortization	(47,941)	(35,943)
Net intangible assets	$99,881	$103,508

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the nine months ended September 30, 2017 and 2016, totaled $9,911 and $9,976, respectively. And for the three months ended September 30, 2017 and 2016 were $3,450 and $3,382, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense (unaudited)

2018	$13,120
2019	13,120
2020	13,120
2021 and thereafter	60,521
$99,881

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

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment (including the effect of reverse stock split of $3,891,000 on June 20, 2016)	2,645,880	4,591,380
Total long term investment, net	$10,427,880	$12,373,380

As of September 30, 2017 and December 31, 2016, the fair value of MOXC was $2.68 and $3.18, respectively. For the nine months ended September 30, 2017 and 2016, the fair value loss of $1,945,500 and $nil were recognized respectively. And for the three months ended September 30, 2017 and 2016, the fair loss of $1,984,410 and $nil were recognized respectively. The Company had no intention to sell the investment in the near future.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Bank loan

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

Repayable within one year	$-	$11,352
Repayable after one year	-	-
Total bank loan	$-	$11,352

The interest expenses for the nine months ended September 30, 2017 and 2016 were $360 and $825, respectively. And interest expenses for the three months ended September 30, 2017 and 2016 were $62 and $231, respectively.

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

7.	Convertible loans

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

Repayable within one year	$485,225	$-
Accrued convertible loan interest	18,587	-
	$503,812	$-

The interest expenses for the nine months ended September 30, 2017 and 2016 were $18,587 and $nil, respectively. And interest expenses for the three months ended September 30, 2017 and 2016 were $10,140 and $nil, respectively.

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

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible loans (Continued)

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

As of September 30, 2017 and December 31, 2016, the due to shareholder is $952,300 and $995,547 respectively. The amount is unsecured, interest free and has no fixed terms of repayment.

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

For the nine months ended September 30, 2017, the Company issued 7,400,890 shares of common stock for services and placement fees in lieu of cash and for cash consideration totaling $2,689,423.

As of the date of this report, there were 30,401,008 shares of common stock issued and outstanding.

10.	Earnings per share

	For the	For the	For the	For the
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common shareholders for computing basic net income per common stock	$(126,040)	$(88,351)	$(884,937)	$(16,084)

Weighted-average shares of common stock outstanding in computing net income per common stock of the Company
Basic	30,128,529	23,000,118	29,642,601	23,000,118

Dilutive shares
- Convertible loan	957,142	-	697,148	-
- Anti-dilutive effect of convertible loan	(957,142)	-	(697,148)	-

Diluted	30,128,529	23,000,118	29,642,601	23,000,118

Basic loss per share	$(0.004)	$(0.004)	$(0.030)	$(0.001)
Diluted loss per share	$(0.004)	$(0.004)	$(0.030)	$(0.001)

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%. No income tax expenses for the nine months ended September 30, 2017 and 2016.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax income	680,925	-
Total provision for income taxes	$680,925	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2017 and 2016 are presented below:

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Unrealized fair value loss on long-term investment	$1,945,500	$-

The enterprise income tax payable as follows:

As of
	September 30, 2017	December 31, 2016
(Unaudited)

Income tax payable	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Related party transactions

12.1 Nature of relationships with related parties

Name	Relationships with the Company
Mr. Leong Khian Kiee	Shareholder
Mr. Leong Aan Yee Justin	Shareholder

12.2 Related party balances

As at September 30, 2017 and December 31, 2016, amounts due to shareholders were $952,300 and $995,547 respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Mr. Leong Khian Kiee is as follows:

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

At beginning of period/ year	$978,974	$758,064
Advance from shareholder	-	220,910
Repayment to shareholder	(43,247)	-
At end of period/ year	$935,727	$978,974

A summary of changes in the amount due to Mr. Leong Aan Yee Justin is as follows:

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

At beginning of period/ year	$16,573	$16,573
Advance from shareholder	-	-
At end of period/ year	$16,573	$16,573

13.	Commitments and contingencies

Operating Lease

There has been no commitment as at September 30, 2017.

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2017.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Subsequent events

On October 1, 2017, Rebel Group, Inc., a Florida corporation (the “Company”) and Pure Heart Entertainment Pte Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of Singapore (“Pure Heart”) entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Ltd, a company organized under the laws of PRC (the “Target Company”).

Pursuant to the Transfer Agreement, Pure Heart, through a wholly foreign owned entity (the “WOFE”) agreed to acquire 100% of the outstanding equity interests (the “Equity Stake”) of the Target Company from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $.0001 per share (the “Common Stock”) (together the “Purchase Price”).

The Target Company holds 50% shares of Qingdao Leibo Sports Culture Co Ltd since January 8, 2015 (date of incorporation).

The parties agreed to consummate the transactions contemplated under the Transfer Agreement on or before January 1, 2018, upon completion of certain conditions by the parties.

On October 17, 2017, the Company issued 81,000 shares of its Common Stock for aggregate gross proceeds totaling $71,000.

On October 17, 2017, the Company issued 25,000 shares of its Common Stock to an employee as payment for his services in the capacity as a Senior PR Executive.

Except for the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the nine months September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS”, “INTENDS”, “WILL”, “HOPES”, “SEEKS”, “ANTICIPATES”, “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

The Company has held two MMA event in 2017 as described below. The Company plans to hold one additional events in China in 2017. The Company plans to charge between RMB 180 to 3,888 (US $26.14 to US $564.54) for tickets to the planned event, with the final price to be determined based on the location of the event.

The Company held an event with Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao, China (“QQSC”), which took place in Shanghai on August 12, 2017 (the “August Event”). In connection with the August event, QQSC entered into a Venue Rental Agreement with Kerry Hotel in Pudong, Shanghai on April 19, 2017 (the “Venue Agreement”). Pursuant to the Venue Agreement QQSC agreed to reserve various rooms at the Kerry Hotel in Pudong for the August Event. The August Event was titled “Quest For Glory” and consisted of a tournament including contestants in the welterweight, interim featherweight and special fight “Bantamweight” classes. The winners of such contests then fought in the Grand Final held at the conclusion of the event.

The Company also held another event with QQSC which took place in Shenzhen on September 2, 2017 (the “September Event”).

Results of Operations

For the three months ended September 30, 2017 compared with the three months ended September 30, 2016.

Gross Revenues

The Company’s sales revenue amounted to $399,683 in the three months ended September 30, 2017, compared to $1,007 being generated in the three months ended September 30, 2016.

The Company’s sales revenue of $399,683 in the three months ended September 30, 2017 primarily came from royalty fees and management fees received.

Operating Expense

Operating expenses for the three months ended September 30, 2017 and three months ended September 30, 2016 were $509,559 and $93,179, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to increase in payroll and professional fees paid to consultants for projects held in China.

Net Profit/(loss)

Net (loss)/profit for the three months ended September 30, 2017 and three months ended September 30, 2016, were $(126,040), and $(88,351) respectively. Basic and diluted net income per share amounted to $(0.004) and $(0.004) respectively for the three months ended September 30, 2017 and three months ended September 30, 2016.

For the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Gross Revenues

The Company received sales revenues of $399,683 in the nine months ended September 30, 2017, compared to $250,802 being generated in the nine months ended September 30, 2016.

The Company’s sales revenue of $399,683 in the nine months ended September 30, 2017 primarily comes from royalty fees and management fees received.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 were $1,241,881 and $256,450, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to an increase in payroll and professional fees paid to consultants for projects held in China.

Net Profit/(loss)

Net (loss)/profit for the nine months ended September 30, 2017 and nine months ended September 30, 2016, was $(884,937) and $(16,084) respectively. Basic and diluted net income per share amounted to $(0.030) and $(0.001) respectively for the nine months ended September 30, 2017 and nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital surplus of $1,423,085 consisting of cash on hand of $198,963 as compared to working capital deficit of ($382,642) and cash on hand of $22,321 as of December 31, 2016. The surplus was due mainly to paid–in capital of $2,736,383 as of September 30, 2017 and $47,700 as of December 31, 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was $2,745,246 as compared to net cash used in operating activities of $208,859 for the nine months ended September 30, 2016. The cash used in operating activities are mainly for filing fees, professional and placement fees, payroll and benefits and general expenses.

The increase of net cash used in operating in the nine months ended September 30, 2017 was due to increase professional and placement fees, payroll and benefits and general expenses and increase in trade and other receivables.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,934,220 as compared to $173,754 for the nine months ended September 30, 2016. The cash provided by financing activities for the nine months ended September 30, 2017 is mainly from proceeds from the issuance of shares and from convertible loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any other off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the material weaknesses disclosed in the Company’s Form 10-K for the year ended December 31, 2016 continue to exist and accordingly, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock:

From July 1, 2017 through the date of this report, the Company has issued 3,609,460 shares of its Common Stock, of which (i) 1,895,460 shares were for services and placement fees in lieu of cash valued at $872,370 in an aggregate and (ii) 1,608,000 shares were sold to investors for gross proceeds totaling $875,000.

All of the transactions listed above were made pursuant to the exemption from the Section 5 registration requirements of the Securities Act of 1933, for offerings made outside the United States by a United States issuer. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: November 14, 2017		Aan Yee Leong, Justin
President, Chief Executive Officer, Director Principal Executive Officer, Principal Financial and Accounting Officer

