Form 10-K
period 2017-12-31
Rebel Group, Inc.
filed 2018-04-16
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, $2.25, was approximately $26,958,483.

As of April 16, 2018, the number of shares of the registrant’s common stock outstanding was 45,653,868.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

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

ii

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Rebel Group, Inc., a Florida corporation (“REBL”), (ii) Rebel Holdings Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of REBL (“Rebel FC”); (iii) Pure Heart Entertainment Pte. Ltd., a company incorporated under the laws of Singapore and a wholly-owned subsidiary of Rebel FC (“Pure Heart,”); (iv) SCA Capital Limited, a company incorporated under the laws of British Virgin Island and a wholly-owned subsidiary of Rebel FC (“SCA Capital”). (v) Rebel Shanghai Limited, a company incorporated under the laws of China and a wholly-owned subsidiary of Pure Heart (“Rebel Shanghai”); (vi) Qingdao Quanyao Sports Consulting Co. Ltd, a company incorporated under the laws of China and a wholly-owned subsidiary of Rebel Shanghai (“Quanyao”); (vii) Qingdao Leibo Sports Culture Co. Ltd, a company incorporated under the laws of China and a joint venture of Qingdao Quanyao Sports Consulting Co. Ltd where Quanyao holds 50% equity interest (“Leibo”).
●	“MOXC” refers to Moxian China, Inc., a corporation incorporated under the laws of the State of Nevada.
●	“Moxian IP” refers to Moxian Intellectual Property Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of Rebel Group, Inc. immediately before the Company entered into an Equity Transfer Agreement with Moxian China, Inc., a corporation incorporated under the laws of the State of Nevada.
●	“U.S. dollar,” “$“and “US$” refer to the legal currency of the United States.
●	“Singapore dollar” and “SGD” refer to the legal currency of Singapore.
●	“Securities Act” refers to the Securities Act of 1933, as amended.
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

iii

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

On February 17, 2014, the Company incorporated a new wholly-owned subsidiary, Moxian Intellectual Property Limited, under the laws of Samoa (“Moxian IP”). On February 19, 2014, Moxian HK and Moxian Shenzhen entered into an Assignment and Assumption Agreement with Moxian IP, where Moxian HK and Moxian Shenzhen assigned and transferred all of the intellectual property rights that they respectively owned in connection with the Moxian business (the “IP Rights”) to Moxian IP in consideration of $1,000,000. As a result, the Company then owned and controlled such IP Rights through Moxian IP.

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

Under the License and Acquisition Agreement, the Company also agreed to grant MOXC the exclusive right to use the Company’s then held IP Rights in Mainland China, Hong Kong, Taiwan, Malaysia, and other countries and regions where the Company conduct business (the “Licensed Territory”) as well as the exclusive right to solicit, promote, distribute and sell Moxian products and services in the Licensed Territory for five years (the “License”). In exchange for such License, MOXC agreed to pay to the Company: (i) $1,000,000 as a license maintenance royalty each year commencing on the first anniversary of the date of the License and Acquisition Agreement and (ii) 3% of the gross profit resulting from distribution and sale of our products and services on behalf of the Company as an earned royalty. In addition, MOXC had the right to acquire the new IP Rights that are developed by the Company and sub-license such rights to a third party. MOXC was also under the obligation to develop the social media market of our products and services in the Licensed Territory. This agreement was subsequently terminated as noted later in the documents.

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

Rebel Holdings Limited (Rebel FC), which utilizes the trade name of Rebel Fighting Championship, was incorporated on October 28, 2014 in the British Virgin Islands and engages in the business of hosting and promoting MMA events.

Pure Heart was incorporated under the laws of Singapore on August 24, 2000 under the name “Soo Kee Coffeeshop Pte. Ltd.” Effective November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of Rebel FC and is dedicated to hosting and promoting MMA events.

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

Plan and Completion of Disposition

On January 30, 2015, the Board of Directors of the Company approved and submitted for approval of the Company’s shareholders with a majority of voting rights, a Plan of Disposition (“Plan of Disposition”). Under the Plan of Disposition, the Company proposed to distribute the proceeds resulting from the Equity Transfer Transaction and Sale of Moxian BVI, within one year from the date of the Equity Transfer Transaction, to the shareholders as of January 29, 2015, on a pro-rata basis except for Rebel FC Stockholder, who agreed to waive such proceeds. On January 30, 2015, the Company’s shareholders with a majority of voting rights approved the Plan of Disposition. No additional vote of the Company’s shareholders was required or sought in connection with the Plan of Disposition, and the Company’s record shareholders had no appraisal rights in connection with the proposed transactions under the Plan of Disposition.  The Plan of Disposition was not completed within the planned one year period, and was delayed due to MOXC’s then proposed underwritten offering and exchange listing. On May 24, 2016, due to the MOXC Reverse Stock Split, effective on June 20, 2016, the Company’s shares in MOXC were reduced from 7,782,000 shares to 3,891,000 shares. The Company is in the process of preparing and approving a revised Plan of Disposition, which takes into account that the Company currently holds 3,891,000 shares of MOXC which are currently valued at $11,634,090 and pursuant to which the Company plans to distribute, as a dividend, the 3,891,000 MOXC shares to the Company’s shareholders as of January 29, 2015, on a pro-rata basis, that would have been entitled to share in the proceeds of the sale of the MOXC shares by the Company under the original Plan of Disposition, if the Company had consummated such sale. The common stock of MOXC is currently quoted on the Nasdaq under the symbol MOXC at a price of $3.70 per share as of April 13, 2018.

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

Recent Developments

On October 1, 2017, the Company and Pure Heart Entertainment Pte Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of Singapore (“Pure Heart”) entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Co. Ltd, a company organized under the laws of PRC (the “Target Company” or “Quanyao”).

Pursuant to the Transfer Agreement, Pure Heart, through a wholly foreign owned entity (the “WOFE”) Rebel Shanghai Limited (“Rebel Shanghai”), incorporated under the laws of PRC on June 21, 2017, agreed to acquire 100% of the outstanding equity interests (the “Equity Stake”) of the Target Company from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $.0001 per share (the “Common Stock”) (together the “Purchase Price”). The purchase price was based on valuation report by an independent appraisal firm.

The Transfer Agreement was executed on November 21, 2017 and Quanyao officially became wholly-owned subsidiary of Rebel Shanghai.

Quanyao is a company which was established under the laws of PRC on December 4, 2014. It organizes, promotes and hosts MMA events in China. Quanyao holds 50% equity of Qingdao Leibo Sports Culture Co. Ltd. (“Leibo”), a company incorporated under the laws of PRC on January 8, 2015 which also organizes, promotes and hosts MMA events.

Quanyao and Leibo together held 4 events in China between 2015 to 2017 under the Rebel brand in accordance with Cooperation Agreement with Pure Heart.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our website address is http://www.rebelfightingchampionship.com/en/.  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Overview of Our Business

The Company, through its subsidiaries, organizes promotes and hosts MMA events featuring top level athletic talent and delivering top quality events centered around Chinese fighters and fans. With assistance from contracted production crews, the Company produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events.

The Company seeks to promote MMA in China through hosting top quality matches, live TV broadcast and inspiring reality series that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

Production of the Company’s MMA events usually involves obtaining sponsorships, signing up fighters, securing event venues, setting up event venues, marketing its events and producing event videos. The Company’s events are broadcast through top sporting entertainment stations, while also focusing on utilizing online platforms for internet streaming in order to reach audiences. There are also pre-event shows at its live events, which include music performances and fighters’ interviews and documentaries. .

In addition to television broadcasting, the Company plans to attract pay-per-view (“PPV”) audiences. The Company believes that the PPV model can be deployed in China in 2019 with support from selected service providers to enable paid online streaming of the Company’s MMA events. Currently the Company is still in negotiation with service providers for PPV.

Our Events

The Company hosts live events in which highly skilled fighters from different martial arts backgrounds compete at different weight classes. We also integrate the introduction of background information and stories of the athletes into the broadcasting of fighting events.

The Company selects fighters with a distinguished career for a planned event. After a careful selection process, we market our MMA events by posting on social media or broadcasting through TV channels, social media platforms, video journals and interviews of the fighters.

The Company has successfully hosted six events to date.

The Company successfully held two events in 2017. On August 12, 2017, an event titled Battle Royal: Quest for Glory was held at Kerry Hotel in Pudong, Shanghai together with Quanyao. On September 2, 2017, the Company held another event titled China vs. The World at Shenzhen Stadium in Shenzhen together with Quanyao. Shenzhen event was broadcast live on Qingdao TV and several major social media platforms. For the two events in year 2017, Quanyao paid Pure Heart USD$200,000 per event for royalty and management fee in accordance with 2017 Cooperation Agreement.

The Company plans to hold eight events in 2018 with two in Shanghai, two in Guangzhou, two in Shenzhen, and two in Beijing. The first event in 2018 will be held on April 29, 2018 at the Kerry Hotel in Shanghai. Events in 2018 will be broadcast live by Guangdong Sports TV, and other satellite TV stations and social media platforms where negotiations are ongoing. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

The Company’s events follow the Unified Rules of MMA.

Fighters

An important element to a successful MMA event is to identify and retain suitable fighters. Prior to organizing our events, we reach out to managers of fighters in the MMA industry in search of suitable fighters for our upcoming events. We then negotiates and enters into our standard contracts with fighters. Fighters, in addition to combatting in our events, are also required to participate in our press conferences, interviews and documentaries and, from time to time, to appear on our sponsors’ commercials. In order to attract fans and media from both international and local markets, we specifically select fighters with distinguished careers, memorable personalities, and exciting fighting styles.

Development Plan

The Company plans to hold eight events in China in 2018. The Company plans to broadcast an episodic reality show aimed towards mainstream Chinese TV, which it hopes to launch in 2018. However there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

Planned Activities

REBEL Reality Show

We plan to unveil in 2018 a new addition to our televised content by expanding the REBEL brand beyond the traditional sports market and into mainstream television through a 12 episode reality TV series, which we hope to air across major Chinese networks. We hope that this show will serve to cross over to mainstream fans by linking stars built over the course of a season of reality TV to REBEL live events, effectively introducing a much larger audience to our core product. We hope that the show will also serve the purpose of continuing the brand narrative, increasing awareness for live events, educating the average viewer on the dynamics and intrigue of Mixed Martial Arts, and serving as a platform to market company merchandise to a wide audience.

Revenues

Currently, the Company’s revenues come from the following sources:

Ticket Sales

The Company hosts live MMA fighting events in stadiums and sells tickets to audiences that attend the live events. Tickets are priced at different levels, ranging from $26 to $273, based on seating locations and availability of complimentary services, such as complimentary drinks and food, free t-shirts, etc. In addition to ticket sales, we also sell merchandise, such as gloves, T-shirt, to our audience at the live events.

On August 12, 2017, the Company held an event at titled Battle Royal: Quest for Glory at Kerry Hotel in Pudong, Shanghai together with Quanyao. On September 2, 2017, the Company held another event titled China vs. the World at Shenzhen Stadium in Shenzhen together with Quanyao. For the two events in year 2017, Quanyao paid Pure Heart USD$200,000 per event for royalty and management fee in accordance with 2017 Cooperation Agreement.

Central to the success of the Company’s live events is our ability to sell tickets in the most efficient and effective method possible. Due to the nature of the international combat sports market and the events production market in general, we rely on a variety of ticketing agents to assist us in distributing tickets through their extensive personal databases. These agents will vary depending on the chosen event venue and other pre-event stipulations. Through the combination of reliable agents and our own streamlined marketing systems we believe it will be possible to maintain a successful online ticket distribution presence for each live event in China.

The Company plans to hold eight events in 2018 in China and plans to charge between RMB 180 to 1,880 (US $26 to US $273) for tickets to these planned events, with the final price to be determined based on the location of the event. The first event in 2018 will be held on April 29, 2018 at the Kerry Hotel in Shanghai. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

TV Distribution

Rebel FC has staff and personnel with the ability to create and produce its live events and sell the rights to broadcast its events to television stations in Singapore and China. We intend to distribute our event programs internationally through television distribution agents for a more stable stream of income. In addition to the broadcast of our live shows and other aired pre-fight footage, we will also look to secure broadcasting rights for other viable related programming such as the Rebel FC Reality TV Show that we hope will appeal to a larger fan base and can be used to integrate new fans into our live product.

Pay-Per-View

Pay-per-view (“PPV”) is a type of pay television and online service by which a subscriber can purchase events to view via private telecast or online. The PPV model is a model whereby we can broadcast live events on cooperating television stations. Audiences can pay to watch the live events on their televisions, laptops or handphones instead of going to a stadium. In China or South East Asia, PPV is relatively new and still in development, but we believe the success of PPV model in the U.S. can be achieved in Asia as well. Rebel FC plans to implement the PPV model for its live MMA events in 2019. We plan to charge $5 to $10 for each PPV event that the audience watches through PPV in China.

MMA Event Expenses

The promotion and organization of MMA events require various types of expenses, a majority of which consist of production, marketing promotion and payments to fighters. Another significant cost is venue rental fee. Other expenses and costs incurred in connection with our events include equipment rentals, and staff compensation.

Audience

A majority of the audiences that attended our events were male, with ages ranging from 18 to 35. Thus, this group is our targeted audience. We also have targeted marketing and sales for our events to college graduates who had watched sports television programs in the past 12 months and/or had participated in sports-oriented activities in the past 12 months. The secondary target would consist of males between 35- 45 years old and females between 18-34 years old. The gender mix would be 70% male and 30% female.

We believe that our targeted audience appeals to a wide array of advertising and sponsorship verticals (automotive, food and beverage, sports products, consumer electronics, consumer products), therefore enabling advertisers and sponsors to establish brand awareness and loyalty through our events.

Marketing Strategy

Marketing is essential to the Company’s operations and business. Brand awareness and engagement of our fans and general audience are key considerations in our marketing strategy. We utilize marketing and PR activities to reach out to our target audience and the mass media, including open workouts, road shows, weigh-ins and press-conferences. We also advertise our events on billboards, banners, television ads, bus stop advertisements and online advertisements. The Company also has a marketing and public relations department, which is dedicated to contacting television media and other news agencies, hosting press conferences and ensuring sufficient publicity of our events in social media and other traditional media.

With a focus on customer awareness and creative branding, the Company seeks to use social media to develop intensive marketing campaigns designed to attract both seasoned and new fans of combat sports. Rebel FC’s marketing strategy aims to drive traffic and audience growth through working with social media, public relations firms, strategic partnerships with television stations and sponsors, and advertising agencies. For instance, we held press conferences for MMA fans and the media to attend at all our events. We also work with gyms and fighting associations to promote our brand to their members and attract members to attend our events.

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

Market Opportunities

According to IBIS World’s Martial Arts Studios market research report in November 2017, the total market size is $4 billion for mixed martial arts revenue worldwide. The industry is expected to continue growing over the next five years. (http://www.ibisworld.com/industry/martial-arts-studios.html). A robust economic recovery is expected to endow consumers with higher disposable income levels, enabling them to spend more money on martial arts instruction, particularly costly private lessons. Rising popularity of mixed martial arts will continue to drive demand for the industry.

There are regular MMA events hosted in the Asia Pacific region by established fight promoters. Despite being a relatively new promoter, the Company sees the opportunity for the growth of MMA in the Asian sports market, especially the untapped market in China. China has been reported to be a potentially significant market for the MMA industry (http://www.businessinsider.com/mixed-martial-arts-is-becoming-popular-in-rural-china-and-ufc-is-looking-to-capitalize-2014-8).

By 2020, the China’s sports industry market is expected to be worth RMB three trillion (USD434.4 billion), and around RMB five trillion by 2025 – as the Central Government throws its weight behind sport as a mainstay of both society and of the Chinese economy (http://www.atimes.com/article/chinas-vast-mma-potential-prompts-drawing-battle-lines/).

According to the Mailman Group in China, MMA has the largest number of references on Chinese social media, outnumbering other traditional sports, such as basket balls and footballs.

In addition, with the growing use of PPV in China, online video streaming sites such as Baidu and Tencent have millions of users using their App for streaming of shows. The Company is currently working with streaming platforms to market our shows, making our events available to a large population in China (http://www.boxinginsider.com/headlines/chinese-pay-per-view-could-open-up-new-vistas-with-pacquiao-bout/”).

Competition

The main players in the MMA industry include: i) Ultimate Fighting Championship (“UFC”), which has its focus on the U.S. market, ii) ONE Fighting Championship (“OFC”), which is based in Singapore and targets the Asia market and iii) Kunlun Fight, a fighting club located in China which broadcasts its events over the Chinese television channels. Despite the fact that our competitors are well established and have more funds available for marketing and producing their events than us, and are more reputable among the audiences in MMA, we are concentrating on the untapped combat sports market of China where we believe we have the resource and experience to penetrate the market and grow our business there. We seek to engage high quality producers to produce quality videos of our events. These produced videos are to be broadcasted on the internet and be shared on the social media. We believe this will allow us to expand our market shares in existing social media mediums. During the fights, we have our audience to engage with our commentators through social media. This interactive method has been used by other sports media and is assisting brands to gain a traction and proven growth record of new likes and awareness.

Employees

We maintain a specialized and experienced team consisting of 25 full time members based in China who are capable of leading temporary out-sourced personnel on a per event basis. We also have contract personnel for our television and live event productions.

Key Employees

Senior Project Manager – David Zhang

Mr. David Zhang has more than a decade of event management experience for well-known brands such as Nike, Chivas, Ballantine, Clarins, Etam, Swarovski, Sanofi and Mercedes Benz, with Publicis Events China. He was responsible for creating event concept proposals per client’s brief.

Head of Affiliate and Media Sales – Sophia Ke

Ms. Sophia Ke is a seasoned sales professional with strong account management experience in the publishing and media industries. Previously Account Director for CNBC China, she helped local and government clients access the global market via CNBC’s platform.

Head of Marketing – Ellen Li

Ms. Ellen Li brings with her over two decades of marketing experience in the FMCG industry for established foreign and local companies based in China. She has managed well-known brands such as Clorox, GZ Masson Group, Heinz and Tate & Lyle.

Head of Sponsorships – Sam Kwan

Mr. Sam Kwan has worked for major companies such as Li & Fung, Grand and lately, with Mailman in business development and account management for companies such as Heineken APB, Starbucks, Tesco, Acer, China Telecom, LVMH, AC Milan, UFC, Nike and high profile clients such as Kobe Bryant, Lewis Hamilton and Conor McGregor.

Media Manager – Raymond Rong

Mr. Raymond Rong spent 6 years in Hupu, working in a well-known sports media agency with a track record of managing an impressive number of in house and external clients such as the ICC, NFL, 50 SuperBowl, NBA and Manchester City FC. He specializes in managing business development and advertising sales.

Intellectual Property

The following are the intellectual property rights that the Company owns, the details are set forth in the following table:

Mark	Country of Registration	Application Number		Class	Duration	Current Owner

	Singapore	T131264IZ		41	Set to expire in 2023	SCA Capital Limited

	China	16036465	28		Set to expire in 2026	SCA Capital Limited

	China	16036464		32	Set to expire in 2026	SCA Capital Limited

	China	16036461		41	Set to expire in 2026	SCA Capital Limited

	China	16036463		35	Set to expire in 2026	SCA Capital Limited

	China	18720895		41	Set to expire in 2027	SCA Capital Limited

	China	18720894		41	Set to expire in 2027	SCA Capital Limited

	China	18951853		25	Set to expire in 2027	SCA Capital Limited

	China	18720893		28	Set to expire in 2027	SCA Capital Limited

	China	16036466		41	Set to expire in 2026	SCA Capital Limited

	China	16036467		41	Set to expire in 2026	SCA Capital Limited

Compliance with Government Regulation

People’s Republic of China

In order to organize and host a live event in China, we need to obtain a license from the local Police Department in China. We also need to comply with the rules and regulations required by the State of Administration Radio Film and Television.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at http://www.rebelfightingchampionship.com/en/ when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive office is located at 7500A Beach Road, Unit 12-313, The Plaza, Singapore 199591.  Our principal telephone number at such location is +6562941531.

Research and Development

During the years ended December 31, 2017 and 2016, the Company incurred research and development costs of $0 and $0, respectively.

ITEM 1A. RISK FACTORS

Risk Factors Related to the Business

The Company’s planned events for 2018 may not occur as planned, or even if they do occur, there can be no assurance that they will be successful or profitable.

The Company plans to hold eight events in 2018 with two in Shanghai, two in Guangzhou, two in Shenzhen and two in Beijing. The first event will be held on April 29, 2018 at Kerry Hotel in Shanghai. However there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

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

Our future success significantly depends on the continued service and performance of our key management personnel. Our growth direction is largely dependent on Mr. Aan Yee Leong Justin and Mr. Khian Kiee Leong. The loss of the services by Messrs. Aan Yee Leong and Khian Kiee Leong due to unexpected reasons could have a material adverse effect on our ability to create creative and enticing shows which could adversely affect our operating results and market our events as well as our business prospects. We cannot assure that Messrs. Leong and Leong’s services will continue to be available to us. We depend on the services of these key executives, the loss of whom could materially harm our business and our strategic direction.

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

We are a development stage company formed in the last 5 years, to carry out the MMA events and thus have a limited operating history. We started our business in June of 2013 and to date we have only held six MMA events total in Singapore and China. Thus, we have limited experience in promoting the MMA events. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies which has long-term history and experience in the area of MMA, the entry of new competitors into the MMA business, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the MMA business and general economic conditions. Accordingly, our future revenue and operating results are difficult to forecast.

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

Our directors, executive officers and controlling persons as a group beneficially own approximately 35.5% of our Common Stock.  They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to stockholders. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

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

Risks Related to our Business

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Job Act could materially affect our tax obligations.

Significant judgment is required in determining our provision for income taxes.  In the course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.  For example, compliance with the 2017 United States Tax Cut and Jobs Act (“TCJA”) may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions.  As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

We may be audited by tax authorities in different jurisdictions.  Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our consolidated financial statements in the periods in which that determination is made.

In addition, changes in U.S. federal and state tax laws applicable to us and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material and adverse effect on our business and operations.

Most of our business operations are conducted in China. Accordingly, our business, results of operations, financial condition and prospects are affected by economic, political and social conditions in China generally and by continued economic growth in China as a whole.

China’s economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

Growth of China’s economy has been uneven, both geographically and among various sectors of the economy, and the growth of the Chinese economy has slowed down since 2012. Some of the government measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Any stimulus measures designed to boost the Chinese economy may contribute to higher inflation, which could adversely affect our results of operations and financial condition. For example, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents and short-term investments, high inflation could significantly reduce the value and purchasing power of these assets.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our subsidiaries entities in China which were established in 2017. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China for the past decades. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all. As a result, we may not be aware of our potential violation of these policies and rules. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Our subsidiaries and consolidated affiliated entities in China are subject to restrictions on paying dividends and making other payments to our holding company.

Rebel Group, Inc. is our holding company incorporated in the United States. As a result of the holding company structure, it currently relies on dividend payments from our subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of foreign currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If our subsidiaries in China are unable to pay dividends or make other payments to us, we may be unable to pay dividends on our common stocks.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of foreign currency out of China. We receive most of our revenues in RMB. Under our current structure, our income at the US holding company level will primarily be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

Our headquarters is located in the heart of downtown Singapore at 7500A Beach Road, Unit 13-313, The Plaza, Singapore. We pay our landlord SGD 3,317.00 (USD $2,480) as rent per month. We are renting the property on a month to month basis, the Company plans to move to bigger premises. The Company’s new operation headquarters is located in Shanghai at the Grand Gateway, No. 1 Hongqiao Road, Xuhui District, Shanghai 200030 pursuant to a lease agreement with a monthly rent of RMB 80,000 (USD $16,400). The lease will expire on December 14, 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock, which is quoted on the OTC Markets OTCQB under the symbol “REBL.”

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

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$1.55	$1.55
Second Quarter	$1.55	$1.55
Third Quarter	$2.65	$1.55
Fourth Quarter	$5.00	$2.00

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$1.55	$1.01
Second Quarter	$1.50	$1.11
Third Quarter	$1.50	$0.61
Fourth Quarter	$1.61	$1.10

As of April 13, 2018, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $3.70 per share.

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

As of the date of this report, there were 45,653,868 shares of common stock issued and outstanding.

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

Holders

As of December 31, 2017, we had 42,797,008 shares of our common stock par value, $.0001, issued and outstanding, as of today’s date this number is 45,653,868. There were approximately 454 beneficial owners of our common stock as of December 31, 2017.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Unregistered Sales of Equity Securities

During January to March 2017, the Company issued 531,430 shares of its Common Stock for aggregate cash proceeds totaling $265,715, pursuant to subscription agreements entered into with investors.

In May 2017, the Company issued 2,079,000 shares of its Common Stock for aggregate cash proceeds totaling $1,039,500, pursuant to subscription agreements entered into with investors. On May 3, 2017, the Company issued 70,000 shares of its Common Stock to Mr. Chow Hong Ong as payment for his services in the capacity of a director of the Company. On May 3, 2017, the Company issued 40,000 shares of its Common Stock to a service provider as payment for his sponsorship services that he provided to the Company.

In June 2017, the Company issued 997,000 shares of its Common Stock for aggregate cash proceeds totaling $549,500, pursuant to subscription agreements entered into with investors. On June 8, 2017, the Company issued 80,000 shares of its Common Stock as a professional fee to a service provider as payment for his services in securing fighters in China for Pure Heart for the Company’s events. On June 8, 2017, the Company issued 100,000 shares of its Common Stock as a professional fee to a service provider as payment for his services pursuant to a contract for services agreement dated May 12, 2017, between such service provider and Pure Heart.

During July to September 2017, the Company issued 3,503,460 shares of its Common Stock, of which (i) 1,895,460 shares were for services and placement fees in lieu of cash valued at $947,730 in an aggregate and (ii) 1,608,000 shares were sold to investors for gross proceeds totaling $804,000.

On October 1, 2017, as part of a Share Transfer Agreement between the Company, Pure Heart and Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Ltd, a company organized under the laws of PRC (the “Target Company”), the Company issued 12,000,000 shares of the Common Stock of the Company, par value $0.0001 per share.

In October and December 2017, the Company issued 371,000 shares of its Common Stock for aggregate cash proceeds totaling $361,000, pursuant to subscription agreements entered into with investors. On October 17, 2017, the Company issued 25,000 shares of its Common Stock to an employee as payment for his long-term service award.

The above issuances were made pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

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

The “Company”, “we,” “us,” and “our,” in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC;(ii) Pure Heart; (iii) SCA Capital; (iv) Rebel Shanghai; and (v) Quanyao

Overview

The Company, through its subsidiaries, organizes promotes and hosts MMA events featuring top level athletic talent and delivering top quality events centered around Chinese fighters and fans. With assistance from contracted production crews, the Company produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events.

The Company seeks to promote MMA in China through hosting top quality matches, live TV broadcast and inspiring reality series that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

The Company successfully held two events in 2017. On August 12, 2017, an event titled Battle Royal: Quest for Glory was held at Kerry Hotel in Pudong, Shanghai together with Quanyao. On September 2, 2017, the Company held another event titled China vs. The World at Shenzhen Stadium in Shenzhen together with Quanyao. This event was broadcast live on Qingdao TV and several major social media platforms. For the two events in year 2017, Quanyao paid Pure Heart USD200,000 per event for royalty and management fee in accordance with 2017 Cooperation Agreement.

The Company plans to hold eight events in in 2018 with two in Shanghai, two in Guangzhou, two in Shenzhen and two in Beijing. The first event in 2018 which will be held on April 29, 2018 again at Kerry Hotel in Shanghai. Events in 2018 will be broadcast live by Guangdong Sports TV, and other satellite TV stations where negotiations are ongoing and major social media platforms. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

As of December 31, 2017, our retained earnings were $5,283,484. Our stockholders’ equity was $16,945,079.

Results of Operations

For the year ended December 31, 2017 compared with the year ended December 31, 2016

Gross Revenues

The Company made sales revenues from operations of $393,185 in the year ended December 31, 2017 compared to $245,763 being generated in the year ended December 31, 2016.

The Company’s sales revenue of $393,185 in the year ended December 31, 2017 primarily came from fees received by Pure Heart for holding events in China, Battle Royal: Quest for Glory and China Vs The World, and for our Chinese associate for which we received management fees.

Operating Expenses

Operating expenses for the year ended December 31, 2017 and year ended December 31, 2016 were $2,515,465 and $456,971, respectively. The expenses consisted of filing fees, professional and consultants’ fees, payroll and benefits and other general expenses.

General and administrative expenses increased as we incurred additional costs to support the planned growth of our business.

Net Loss

Net loss for the year ended December 31, 2017 was $2,195,366 as compared to $188,195 for year ended December 31, 2016. Basic and diluted net loss per share amounted $0.08 and $0.01 respectively for the year ended December 31, 2017 and year ended December 31, 2016.

The increase of net loss for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to increased filing fees, professional fees, payroll and benefits.

Liquidity and Capital Resources

As of December 31, 2017 we had working capital deficiency of $1,739,033 consisting of cash on hand of $40,372 as compared to working capital deficiency of $382,642 and cash on hand of $22,321 as of December 31, 2016.

Net cash used in operating activities for the year ended December 31, 2017 was $3,498,642 as compared to $261,006 for the year ended December 31, 2016. The cash used in operating activities for the financial year ended December 31, 2017 are mainly for filing fees, professional fees, payroll and benefits.

Net cash used in investing activities for the year ended December 31, 2017 was $16,993 as compared to $1,589 for the year ended December 31, 2016. The cash used in investing activities are mainly due to purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2017 was $3,484,711 as compared to $229,260 for the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2017 are mainly from issuing of shares. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

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

On March 16, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Shaw Chai Li Howard, a third party investor (the “Investor”). The Investor is expected to remit three equal installments in the amount of $1 million each, and $3 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, all three installments are expected to be remitted prior to December 31, 2018. The Company also received financial support commitments from the Company’s major shareholder.

We believe that available cash and cash equivalents, together with actions as mentioned above, should enable us to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount, goodwill and the valuation allowance relating to the Company’s deferred tax assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2016 and 2017 and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended 2017 was audited by Friedman LLP (“Friedman”), an independent registered public accounting firm, while 2016 was audited by Dominic K.F. Chan & Co. (“DKC”), which as a result of the Merger, as such term is defined in Item 9 of this report, became DCAW (CPA) Ltd (“DCAW”) and DCAW, succeeded to the registration status with the PCAOB, of DKC, effective from May 1, 2016; DCAW thereafter changed its name to “Centurion ZD CPA Limited” on November 14, 2016, and therefore Centurion ZD CPA (“Centurion”) is an independent registered public accounting firm. Both financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission (the “SEC”) and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported by the Company in its Current Report on Form 8-K filed with the SEC on February 13, 2018, the Company received a letter from Centurion ZD CPA Ltd. (“CZD”), a copy of which was filed as Exhibit 16.1 to the Form 8-K, notifying the Company that as of February 10, 2018, CZD would be resigning as the Company’s independent registered public accounting firm.

On February 10, 2018, the Company entered into an engagement with Friedman LLP (“Friedman”) to retain Friedman as the Company’s independent public accounting firm. On February 10, 2018, the board of directors of the Company approved and ratified the engagement of Friedman as its new independent registered public accounting firm.

CZD’s report on our financial statements for the fiscal year(s) ended September 30, 2015 and September 30, 2016, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. CZD’s reports on our financial statements for the fiscal years ended September 30, 2016, and September 30, 2015, however, stated that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2016 and 2015, we have had no disagreements with CZD, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CZD, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal years ended December 31, 2017 and 2016, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

Prior to Friedman’s engagement by the Company, neither the Company, nor anyone on the Company’s behalf, previously consulted with Friedman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Further, there was no written report or oral advice provided by the Company or anyone on the Company’s behalf to Friedman prior to Friedman’s engagement by the Company.

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

As of December 31, 2017, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company is in the process of adopting formal documented controls and anticipates having them in place by December 31, 2018.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1) lack of a functioning audit committee due to a lack of a majority of independent members resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives;

(3) ineffective controls over period end financial disclosure and reporting processes; and

(4) do not have any full-time accounting personnel who have U.S. GAAP experience.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth in items (1), (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives may be at least partially, if not fully, implemented by September 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by September 2018.

Changes in internal controls over financial reporting

As reported on the Form 8-K filed by the Company on May 12, 2017, the Company added Chee Keong Teng to its Board of Directors.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Aan Yee Leong, Justin	33	President, Chief Executive Officer and Director
Khian Kiee Leong	68	Chairman
Chow Hong Ong	78	Director
Tomas Urbanec	51	Director
Chee Keong Teng	44	Director

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

The Board of Directors reached a conclusion that Mr. Justin Leong should serve as a Director of the Company based on his experience in financial management.

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

The Board of Directors reached a conclusion that Mr. Leong should serve as a Chairman of the Company based on his extensive experience in management.

On June 30, 2015, the Board of Directors of the Company added a directorship of the Board and appointed Mr. Ong Chow Hong as the new director of the Company. The Board of Director reached a conclusion that Mr. Ong Chow Hong should serve as a director based on his experience as director of listed companies.

Mr. Chow Hong Ong, age 78, has held the positions of Chief Accountant, Chief Internal Auditor and Director (Audit & Systems) in the Port of Singapore Authority (“PSA”) for 15 years. He was the General Manager of SPECS Consultants Pte Ltd, the consulting agency of the PSA. Previously he worked in the Internal Audit Department of ESSO Berhad in Kuala Lumpur, Malaysia and in a public accountants firm in Perth, Australia. He had also held the position of CEO of Superior Multi-Packaging Ltd, Singapore. Mr. Ong served as a director and Chairman of Audit Committee of the public-listed companies of Vicom Ltd from 1980 to 2008. He also held position as a director in Superior Multi-Packaging Ltd and Airocean Ltd. in Singapore. He was a director of Cisco Recall Pte Ltd, a joint venture of Cisco Pte Ltd, Singapore and Bramble Ltd of Australia from 1998 to 2004. He was also a director of Hoover Stainless Pte Ltd, Singapore from 1997 to 2003. Mr. Ong served as a Councilor and Chairman of Audit Committee of Aljunied Town Council, Singapore. He served as a member of Audit Committee of National Council of Social Service, Singapore. He was also the Chairman of Audit Committee of Orchid Country Club, Singapore.

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

On January 26, 2017, the Company added Tomas Urbanec to its Board of Directors.

Mr. Urbanec, age 51, is an accomplished international executive, with over 17 years of experience in global consumer financial services. Mr. Urbanec has held leadership positions with businesses in some of the major financial capitals of the world, with regional assignments in Hong Kong, Athens, Tokyo, Shanghai and Singapore. His most recent role was as the Chief Executive Officer and Executive Director of Prudential Assurance Company Singapore, which is of one of the largest life insurance companies in Singapore and is part of the Prudential UK group. Prior to his appointment as Chief Executive Officer of Prudential Assurance Company Singapore, Mr. Urbanec was the Chief Marketing and Partnerships Distribution Officer for Prudential Singapore from 2009 to 2013. Mr. Urbanec also served as Regional Strategic Marketing Officer for Prudential Corporation Asia from 2008 to 2009. Before joining Prudential, Mr. Urbanec was the Executive Vice President of Personal Lines for ACE Insurance Group (now known as Chubb Insurance) from 2004 to 2008. Mr. Urbanec holds a Masters of Business Administration from the Weatherhead School of Management at Case Western Reserve University in Cleveland Ohio and a Bachelor’s of Science in Finance from Indiana University in Bloomington Indiana.

On May 12, 2017, the Company added Teng Chee Keong to its Board of Directors.

Chee Keong Teng. Mr. Teng age 44, is a trader and manager, with over 18 years of experience in the oil and gas industry. Over the years, Mr. Teng has held key management positions with various companies. Key appointments include Managing Director of Singapore based G-Fuel, as well as the role of General Manager with SGX listed company Chemoil, one of the world’s leading independent oil traders. Mr. Teng was the team leader overseeing Chemoil’s trading operations for the Asia Pacific and Middle East regions. Prior to his appointment in Chemoil, Mr. Keong was the trading manager of one of Saudi Arabia’s largest independent oil trading firms, Bakri Trading Co. Mr. Teng also served as an analyst in global energy markets with Platts specializing in fuel oil, middle distillates and freight. He has a strong background in risk management, business development and managing partnerships. Mr. Teng holds a Bachelor’s degree in Mathematics and Psychology from the National University of Singapore.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2017, the Board of Directors met six times. Specifically, the Board of Directors met on January 23, 2017, January 26, 2017 and May 9, 2017, via telephone conference calls, and August 31, 2017, October 1, 2017 and November 2, 2017, in person. Each meeting was conducting in order to discuss material business of the Company.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently there are five directors of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2017	$130,374							$130,374
	2016	$43,466		-	-				$43,466
Khian Kiee Leong(2)	2017	$54,323		-	-				$54,323

(1)	Aan Yee Leong, Justin is serving as the President, CEO and principal financial officer of Rebel FC since January 30, 2015.
(2)	Mr. Leong is serving as Chairman and director of Rebel FC since January 30, 2015.

Outstanding Equity Awards at Fiscal Year-End

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2017 and 2016.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2017	$-	-	-	-	$-
	2016	$43,466	-	-	-	$43,466
Khian Kiee Leong(2)	2017	$50,701	-	-	-	$50,701
	2016	$72,443	-	-	-	$72,443
Chow Hong Ong(3)	2017	-	$70,000	-	-	$70,000
Chee Keong Teng(4)	2017
Tomas Urbanec(5)	2017	$17,383	$100,000			$117,383

(1)	Mr. Leong serves as executive director of Pure Heart since May 2013.
(2)	Mr. Leong serves as a director of Pure Heart since June 2013.
(3)	Mr. Chow Hong Ong was appointed as a director to the Company’s board of directors on June 30, 2015.
(4)	Mr. Chee Keong Teng was appointed as a director of the Company’s board of directors on May 9, 2017.
(5)	Mr. Tomas Urbanec was appointed as a director of the Company’s board of directors on January 26, 2017.

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

Compensation of Directors

For the fiscal year ended December 31, 2017, two of the directors received compensation for their service as a director of the Company. Mr. Chow Hong Ong received 70,000 shares of the Company’s common stock and Mr. Tomas Urbanec received $17,383 in cash and 250,000 shares of the Company’s common stock We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of the date herein by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and (ii) by the directors and executive officers of the Company. The person or company named in the table has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Officers and Directors
Aan Yee Leong, Justin 7500A Beach Road #12-313 The plaza Singapore 199591	CEO and Director	Common Stock, $0.0001 par value	6,578,000	(3)	14.41%

Khian Kiee Leong 7500A Beach Road #12-313 The plaza Singapore 199591	Chairman	Common Stock, $0.0001 par value	6,797,535	(3)	14.89%

Chow Hong Ong 41 Duchess Avenue Singapore 269111	Director	Common Stock, $0.0001 par value	110,000		0.241%

Tomas Urbanec 65 Greenfield Drive Singapore 457950	Director	Common Stock, $0.0001 par value	500,000		1.10%

Chee Keong Teng Apt Blk 4, Sago Lane #14-103 Singapore 050004	Director	Common Stock, $0.0001 par value	1,500,000		3.39%

All officers and directors as a group (5 persons named above)		Common Stock, $0.0001 par value	15,485,535		33.91%
5% Securities Holders
Total Glory International Limited(3) 7500A Beach Road #12-313 The Plaza Singapore 199591		Common Stock, $0.0001 par value	13,156,000		28.82%
Naixin Qi No. 5 Sichuan Road, Block 3, Unit 21, Shinan District, Qingdao City, Shandong China 266000		Common Stock, $0.0001 par value	6,500,000		14.24%
Tow Meng Lim 137 Sunset Way, #10-09 Singapore 597157		Common Stock, $0.0001 par value	2,300,000		5.04%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report is 45,653,868 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on 45,653,868 shares of the Company’s common stock issued and outstanding as of the date of this Current Report.
(3)	Aan Yee Leong Justin owns 50% of equity interests of Total Glory International Limited (“Total Glory”) and is a director of Total Glory; therefore he should be deemed as the beneficial owner of the securities held by Total Glory. Khian Kiee Leong owns 50% of equity interests of Total Glory and is its director; therefore, he should be deemed as the beneficial owner of the securities held by Total Glory. Khian Kiee Leong owns 219,535 shares in his personal name.

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

As of December 31, 2017, our Chairman, Mr. Leong Khian Kiee has made loans totaling $1,028,719 to the Company. The loans have no fixed terms of repayment due on demand and bear no interest. The loans were used by the Company in connection with preparations for events in China and the planned reality show. As of the date of this Report, the amount due under such loans is $1,145,867.

As of December 31, 2017, amount due to our CEO, Mr. Leong Justin Aan Yee was totaling $149,956. The amount due to Mr. Leong was mainly the unpaid salary and business related expenses, and has no fixed terms of repayment due on demand and bear no interest.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

New Independent Registered Public Accounting Firm

On February 10, 2018, the company appointed Friedman LLP as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2015 and 2016, and during all subsequent interim periods through February 13, 2018, the Company did not consult Friedman LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a “disagreement” with its former accountants or a “reportable event” as those terms are defined in Item 304 of Regulation S-K

Audit Fees

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

ACCOUNTING FEES AND SERVICES - CZD	2017	2016

Audit fees	$19,000	$19,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$19,000	$19,000

ACCOUNTING FEES AND SERVICES – Friedman LLP	2017	2016

Audit fees	$90,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$90,000	-

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Centurion ZD CPA Limited, formerly, DCAW (CPA) Ltd, formerly Dominic K.F. Chan & Co. was compatible with the maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Rebel Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc. (Incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2015).

10.1	Assignment and Assumption Agreement, dated February 19, 2014, among Moxian HK, Moxian Shenzhen and Moxian IP. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.2	License and Acquisition Agreement, dated February 21, 2014, among the Company, MOXC, Moxian BVI and Moxian CN Samoa. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

10.3	Form of Share Exchange Agreement dated January 30, 2015 by and among the Company, Rebel FC and Rebel FC Stockholder. (incorporated by reference herein to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.4	Form of Equity Transfer Agreement dated January 30, 2015 by and between the Company and Moxian China, Inc. (incorporated by reference herein to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.5	Plan of Disposition. (incorporated by reference herein to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

Exhibit Number	Description

10.6	Appraisal Report dated November 15, 2014, prepared by Grant Sherman Appraisal Limited. (incorporated by reference herein to Exhibit 10.4 in the Company’s Current Report on Form 8-K filed on February 5, 2015.)

10.7	2015 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Quanyao Sports Consulting Co. Ltd, a Chinese entity incorporated in Qingdao. (incorporated by reference herein to Exhibit 10.7 in the Company’s Annual Report on Form 10-K filed on August 31, 2016.)

10.8	2016 MMA Events Cooperation Agreements between Pure Heart Pte Ltd and Qingdao Leibo Sports Culture Co. Ltd, a Chinese entity incorporated in Qingdao. (incorporated by reference herein to Exhibit 10.8 in the Company’s Annual Report on Form 10-K filed on August 31, 2016.)

10.9	Share Transfer Agreement dated October 1, 2017, between Rebel Group, Inc., Pure Heart Entertainment Pte Ltd., and Naixin Qi, who is the sole shareholder of Qingdao Quanyao Sports Consulting Co. Ltd., a Chinese entity incorporated in Qingdao. (incorporated by reference herein to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on October 1, 2017).

16.1	Letter of resignation from Centurion ZD CPA Ltd. as the Company’s independent registered public accounting firm (incorporated by reference herein to Exhibit 16.1 in the Company’s Current Report on Form 8-K filed on February 13, 2018).

21.1	List of Subsidiaries. (incorporated by reference herein to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed on August 1, 2015.)

23.1	Consent of Independent Registered Accounting Firm.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2018	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: April 16, 2018	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: April 16, 2018	Rebel Group, Inc.

	By:	/s/ Chee Keong Teng
Chee Keong Teng
Member of Board of Directors

48

REBEL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rebel Group, Inc.

We have audited the accompanying consolidated balance sheet of Rebel Group, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rebel Group, Inc. as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

April 16, 2018

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港皇后大道中三五九至三六一號南島商業大廈七樓

Tel : (852) 2851 7954         Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍旺角亞皆老街八號朗豪坊辦公大樓 2105-06 室

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

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, April 14, 2017

REBEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$40,372	$22,321
Trade and other receivables	60,905	896,631
Trade and other related party receivables	271,142	-
Total current assets	372,419	918,952

Property and equipment, net	31,469	29,191
Intangible assets, net	98,625	103,508
Goodwill	6,719,542	-
Long-term investment	14,980,350	12,373,380
TOTAL ASSETS	$22,202,405	$13,425,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan	$-	$11,352
Convertible loans	495,391	-
Accrued expenses	29,258	-
Trade and other payables	329,602	263,810
Deposit	30,000	-
Due to shareholders	1,178,675	1,026,432
Income taxes payable	48,526	-
Total current liabilities	2,111,452	1,301,594

Deferred tax liabilities	3,145,874	1,606,983
TOTAL LIABILITIES	$5,257,326	$2,908,577

STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at December 31, 2017 and 2016)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 42,797,008 and 23,000,118 shares issued and outstanding at December 31, 2017 and 2016)	4,280	2,300
Additional paid-in capital	7,585,435	47,700
Retained earnings	5,283,484	7,478,850
Accumulated other comprehensive income	4,071,880	2,987,604
Total Shareholders’ equity	16,945,079	10,516,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,202,405	$13,425,031

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years ended December 31,
	2017	2016

Revenues, net	$393,185	$245,763

Operating expenses
Depreciation and amortization expenses	(31,278)	(27,663)
General and administrative expenses	(2,484,187)	(429,308)
Loss from operations	(2,122,280)	(211,208)

Other (expense) income	(28,579)	23,013

Loss before income tax expenses	(2,150,859)	(188,195)
Income tax expenses	(44,507)	-
Net loss	(2,195,366)	(188,195)

Other comprehensive income (loss)
Foreign currency translation adjustments	16,196	5,372
Unrealized fair value gain (loss) related to long-term investment, net of tax of ($1,538,890) and $9,287,817 for the years ended December 31, 2017 and 2016	1,068,080	(17,248,803)
Other comprehensive income (loss), before tax	1,084,276	(17,243,431)

Comprehensive loss	$(1,111,090)	$(17,431,626)

Loss per share
Basic and diluted loss per common share	$(0.08)	$(0.01)

Basic and diluted weighted average common shares outstanding	28,283,890	23,000,118

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2015	23,000,118	$2,300	$47,700	$7,667,045	$20,231,035	$27,948,080

Net loss	-	-	-	(188,195)	-	(188,195)
Unrealized loss on investment, net of tax $9,287,817	-	-	-	-	(17,248,803)	(17,248,803)
Foreign currency adjustment	-	-	-	-	5,372	5,372

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454

Net loss	-	-	-	(2,195,366)	-	(2,195,366)
Shares issued in connection with acquisition of subsidiary	12,000,000	1,200	4,173,800			4,175,000
Issuance of shares for cash	7,131,890	713	3,019,002	-	-	3,019,715
Issuance of shares for services	665,000	67	344,933			345,000
Unrealized gain on investment, net of tax of ($1,538,890)	-	-	-	-	1,068,080	1,068,080
Foreign currency adjustment	-	-	-	-	16,196	16,196

Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,195,366)	$(188,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	345,000	-
Depreciation and amortization expense	31,278	27,663
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables	(1,905,527)	(225,553)
Increase in accrued expenses	40,350	-
Increase in trade and other payables	137,097	125,079
Increase in taxes payable	48,526	-
Net cash used in operating activities	(3,498,642)	(261,006)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash and cash equivalents	1,870	-
Purchases of equipment	(18,863)	(1,589)
Net cash used in investing activities	(16,993)	(1,589)

Cash flows from financing activities:
Proceeds from the issuance of shares	3,019,715	-
Deposit received	30,000	-
Convertible loans	495,391	-
Bank loan repayment	(12,286)	(9,538)
Due to shareholders	(253,669)	238,798
Trade and other receivables - related party	205,560	-
Net cash provided by financing activities	3,484,711	229,260

Decrease in cash and cash equivalents	(30,924)	(33,335)

Effect of foreign currency translation	48,975	2,566
Cash and cash equivalents at beginning of year	22,321	53,090
Cash and cash equivalents at end of year	$40,372	$22,321

Supplemental cash flow disclosures:
Cash paid for bank loan interest	$263	$1,025
Cash paid for income tax	$4,507	$-

Major non-cash transactions:
Unrealized fair value gain (loss) on long-term investment	$2,606,970	$(26,536,620)
Shares issued for the acquisition of Qingdao Quanyao	$4,175,000	$-
Cancellation of other receivable for acquisition of Qingdao Quanyao	$2,825,000	$-
Assets assumed from the acquisition Qingdao Quanyao	$280,458	$-
Goodwill acquired in business combination	$6,719,542	$-

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc. and utilizes the trade name of Rebel Fighting Championship, the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top level athletic talent. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world.

On January 30, 2015, we completed the acquisition of Rebel Holdings Limited (“Rebel FC”) pursuant to a Share Exchange Agreement. (“Share Exchange Agreement,” such transaction, the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of its Common Stock, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction constitute approximately 90% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart Entertainment Pte Ltd. (“Pure Heart”) and SCA Capital Limited (“SCA Capital”), became the Company’s wholly-owned subsidiaries. The acquisition was accounted for as a reverse merger and recapitalization effected by the Share Exchange Transaction. Rebel FC is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their historical value and no goodwill has been recognized.

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

Pure Heart was incorporated under the laws of the Singapore on August 24, 2000 under the name “Soo Kee Coffeeshop Pte. Ltd.” Effective on November 27, 2002, it changed its name to “Asia Pacific Export International Pte Ltd.” It later changed its name from “Asia Pacific Export International Pte Ltd.” to “Pure Heart Entertainment Pte Ltd.” on June 7, 2013. As of October 30, 2014, it became a wholly owned subsidiary of Rebel FC. Pure Heart is an operating subsidiary of the Company and is dedicated to hosting and promoting MMA events.

SCA Capital, a British Virgin Islands company, was incorporated on January 7, 2011 and holds the intellectual property rights relating to the Rebel FC business. On October 28, 2014, SCA Capital became the wholly-owned subsidiary of Rebel FC.

On June 21, 2017, Pure Heart formed Rebel Shanghai Limited, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd. and the business expansion in the southern part of PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Co. Ltd, a company organized under the laws of PRC (the “Qingdao Quanyao”).

Pursuant to the Transfer Agreement, Pure Heart, through a wholly foreign owned entity (the “WOFE”) agreed to acquire 100% share of the outstanding equity interests (the “Equity Stake”) of the Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) (together the “Purchase Price”) (See Note 3 to the consolidated financial statements for detail).

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co Ltd since January 8, 2015 (date of incorporation).

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The consolidated financial statements of the Company and its subsidiaries are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company’s audited consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The fiscal year end is December 31.

Liquidity and capital resource

As of December 31, 2017, the Company had cash and cash equivalents of $40,372, decreased $18,051, when comparing with $22,321 as of December 31, 2016. The net cash used in operating activities for the year ended December 31, 2017 was $3,498,642, decreased about $3,237,636 when comparing with $261,006 for the year ended December 31, 2016. The net decrease in cash and cash equivalents was mainly result from cash used for the operation. The Company’s principal sources of liquidity have been cash provided by advances from shareholders. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business. Actions include extent the advances from the major shareholders, seeking additional public and/or private issuance of securities, as well as look for strategic business partners to optimize our operations. On March 16, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Shaw Chai Li Howard, a third party investor (the “Investor”). The Investor is expected to remit three equal instalments in the amount of $1 million each, and $3 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, all three instalments are expected to be remitted prior to December 31, 2018. The Company also received financial support commitments from the Company’s major shareholder.

The Company believes that available cash and cash equivalents, together with actions as mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended December 31, 2017 and 2016 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Fair value of financial instruments

Fair value information of financial instruments requires disclosure, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial assets and liabilities are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

As of December 31, 2017 and 2016, financial instruments of the Company primarily comprise of cash, other receivable, accrued expenses and long-term investment, which the carrying amounts approximated their fair values because of their generally short maturities.

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore and PRC subsidiaries maintain their books and records in its local currency, the Singapore dollar (“SGD”) and Renminbi dollar (“RMB”), which are their functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the combined financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (refer to the header “Tax Cuts and Jobs Act” in Note 12 to the consolidated financial statements for further discussion on the impact to the enacted tax laws in 2017). Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Entities should recognize in the audited consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations.

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of the 2017 Tax Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, the Company has recorded approximately $991,000 of deferred tax liability in connection with the re-measurement of certain unrealized gain from available-for- sale securities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the available-for- sale securities were disposed.

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our ultimate accounting policy election will depend on our estimates of future taxable income related to GILTI. Refer to the Note 12 – “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

Employee equity share options, non-vested shares and similar equity instruments granted to employees are treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions.

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

Goodwill

Goodwill represents the excess of the consideration over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually at the reporting until level by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by management annually or more frequently if the Company believes impairment indicators are present.

Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, including property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying values of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Company would recognize an impairment loss based on the excess of the carrying value over the assessed discounted cash flow amount.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Impairment of goodwill

The Company reviews the carrying value of intangible assets with indefinite lives not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to assess qualitative factors to determine whether it is necessary to perform the two-step assessment. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step quantities impairment test described below is required. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, the assets are not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net in the consolidated statement of income.

Comprehensive income (loss)

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and the presentation of comprehensive income (loss), its components and accumulated balances. Accumulated other comprehensive income represents the unrealized fair value (loss) gain on long-term investment and the accumulated balance of foreign currency translation adjustments of the Company.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Concentrations and risks

-     Foreign currency risk

A majority of the Company’s expense transactions are denominated in RMB and a significant portion of the Company and its subsidiaries’ assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

Our functional currency is the RMB and Singapore dollars in subsidiaries in China and Singapore, respectively, and our financial statements are presented in U.S. dollars. The Singapore dollars depreciated by 7.6% in fiscal year 2017. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. The change in the value of the RMB relative to the U.S. dollar may affect our financial results reported in the U.S. dollar terms without giving effect to any underlying changes in our business or results of operations. Currently, our assets, liabilities, revenues and costs are denominated in RMB.

To the extent that the Company needs to convert U.S. dollars into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against U.S. dollar would have an adverse effect on the RMB amount the Company would receive from the conversion. Conversely, if the Company decides to convert RMB into U.S. dollar for the purpose of making payments for dividends, strategic acquisition or investments or other business purposes, appreciation of U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to the Company.

-     Concentration of credit risk

As of December 31, 2017 and 2016, the Company had $39,709, and $22,321 of cash and cash equivalents on deposit at financial institutions in Singapore, respectively.

-     Significant customers

For the years ended December 31, 2017 and 2016, Qingdao Quanyao and its investment company, Qingdao Leibo Sport Culture Co., Ltd., accounted for 99.9% and 99.9% of the Company’s total revenues, respectively. For the year ended December 31, 2016, Leibo accounted for 26.0% of the Company’s total accounts receivable balance.

*Qingdao Quanyao was acquired by the Company in October 2017, see details at note 3.

Statement of Cash Flows

Cash flows from the Company’s operations are formulated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

EBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Risks and Uncertainties

The significant operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, may not be indicative of future results.

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the revenue recognition guidance beginning January 1, 2018 using the modified retrospective method of adoption. The Company has determined that the adoption of Topic 606 would not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods assuming the Company will remain an emerging growth company at that date. The Company has not early adopted this update and it will become effective on July 1, 2018. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020 assuming the Company still remains an emerging growth company at that date. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2017-04 on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 assuming the Company still remains an emerging growth company at that date. Early adoption is permitted and application is prospective. The Company has not early adopted this update and it will become effective on July 1, 2018. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently Issued Accounting Guidance (continued)

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has not early adopted this update and it will become effective on July 1, 2020. The Company is currently evaluating the impact of our pending adoption of ASU 2017-11 on its consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). This Accounting Standards Update supersedes various SEC paragraphs and amends an SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 116 and SEC Release No.33-10403. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to provide guidance to clarify recognition and measurement of financial assets and financial liabilities. The amendments clarify certain aspects of the guidance issued in ASU No. 2016-01. All entities may early adopt ASU No. 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company has not early adopted this update and it will become effective on July 1, 2018. The Company is currently evaluating the impact of our pending adoption of ASU 2018-03 on its consolidated financial statements.

On March of 2018, the FASB issued ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. We have evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of our deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements. We will continue to evaluate the impact this tax reform legislation may have on our results of operations, financial position, cash flows and related disclosures.

The Company does not believe other recently issued but not yet effective accounting statements, if recently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Business acquisition

On October 1, 2017, Rebel Group, Inc., a Florida corporation (the “Company”) entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Ltd, a company organized under the laws of PRC (the “Qingdao Quanyao”). The Company believes that the acquisition will allow it to better manage opportunities.

Pursuant to the Transfer Agreement, Pure Heart, through a wholly foreign owned entity (the “WOFE”) agreed to acquire 100% of the outstanding equity interests (the “Equity Stake”) of the Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Qingdao Quanyao to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) (together the “Purchase Price”).

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co Ltd (“Leibo”) since January 8, 2015 (date of incorporation).

Consideration
Ordinary shares – 12,000,000	$4,175,000
Other receivables – Qingdao Quanyao	2,825,000
Total consideration	7,000,000

Fair values of identifiable assets:

Cash and cash equivalents	$1,870
Prepayment and deposit	10,992
Other receivables – Leibo	168,367
Other receivables - Others	94,914
Property and equipment, net	4,315
Total identifiable assets	280,458
Goodwill	6,719,542
Total	$7,000,000

The goodwill of $6,719,542 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Qingdao Quanyao. None of the goodwill recognized is expected to be deductible for income tax purpose.

There is no revenue and earnings of Qingdao Quanyao since the acquisition date, which would be included in the consolidated income statement.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment

Property and equipment are comprised of:

	As of December 31,
	2017	2016

Equipment	$103,126	$77,860
Less: accumulated depreciation	(71,657)	(48,669)
Total property and equipment, net	$31,469	$29,191

The depreciation expenses for the years ended December 31, 2017 and 2016 were $18,304 and $14,686, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of December 31,
	2017	2016

Trademark	$16,974	$15,684
Other intangible assets	133,945	123,767
	$150,919	$139,451
Less: accumulated amortization	(52,294)	(35,943)
Total intangible assets, net	$98,625	$103,508

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2017 and 2016, totaled $12,974 and $12,977, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2018	$13,394
2019	13,394
2020	13,394
2021	13,394
2022 and thereafter	45,049
$98,625

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of December 31,
	2017	2016

Balance at the beginning of the year	$-	$-
Goodwill arising from acquisition of Quanyao (Note 3)	6,719,542	-
Foreign currency translation adjustment	-	-
Balance at the end of the year	$6,719,542	$-

The Company performed its annual goodwill impairment review for the year ended December 31, 2017 and determined there was no impairment as of December 31, 2017.

7.	Long-term investment

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

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC Common Stock are outstanding as of December 31, 2017 and 2016 respectively.

	As of December 31,
	2017	2016

Cost	$7,782,000	$7,782,000
Fair value adjustment (including the effect of reverse stock split of $3,891,000 on June 20, 2016)	7,198,350	4,591,380
Total long-term investment	$14,980,350	$12,373,380

As of December 31, 2017 and 2016, the fair value of MOXC was $3.85 and $3.18, respectively. For the years ended December 31, 2017 and 2016, the fair value gain (loss) of $2,606,970 and ($26,536,620) was recognized respectively. The Company has no intention to sell the investment in the near future.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Bank loan

	As of December 31,
	2017	2016

Repayable within one year	$-	$11,352
Total bank loan	$-	$11,352

The interest expenses for the years ended December 31, 2017 and 2016 were $263 and $1,025, respectively.

On August 15, 2014, Pure Heart and DBS Bank entered into a banking facility (the “Banking Facility”), pursuant to which DBS Bank disbursed Singapore dollar $50,000 to Pure Heart for working capital. The interest rate of the loan is 6.00% per annum on monthly outstanding balance. The term for the banking facility is three years. Pure Heart shall repay in 36 installments for Singapore dollar $1,522 each month. Mr. Khian Kiee Leong and Mr. Aan Yee Leong, Justin, the directors of Pure Heart personally guaranteed the Banking Facility jointly and severally. The bank loan was fully paid off as of December 31, 2017.

9.	Convertible loans

	As of December 31,
	2017	2016

Repayable within one year	$495,391	$-
	$495,391	$-

Interest expenses for the years ended December 31, 2017 and 2016 was $29,258 and $nil, respectively.

On March 15, 2017, the Company, Khian Kiee Leong, and Bon Peng Lee (“Lee”) entered into an agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that Lee advanced to the Company on March 15, 2017 and shall be repayable on March 14, 2018 (“Repayment Date”), with an interest of 10% per annum. Lee may convert all of the principal amount, into 71,430 shares of Company’s common stock after the Repayment Date.

On March 24, 2017, the Company, Khian Kiee Leong, and Mui Ken Chiam (“Chiam”) entered into an agreement to document the loan of S$200,000 ($142,856) that Chiam advanced to the Company on March 24, 2017 and shall be repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. Chiam shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). Chiam may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

The company is still in discussion with Lee and Chiam to extend the convertible loans as of the reporting date.

On May 5, 2017, the Company, Khian Kiee Leong, and Chee Keong Teng (“Teng”) entered into an agreement to document the loan of $300,000 that Teng advanced to the Company on May 5, 2017 and shall be repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. Teng shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). Teng may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Due to shareholders

As of December 31, 2017 and 2016, the due to shareholders is $1,178,675 and $1,026,432 respectively. The amount is unsecured, interest free due on demand and has no fixed terms of repayment.

11.	Stockholders’ equity

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

For the year ended December 31, 2017, the Company issued shares of common stock 7,796,890 for cash consideration $3,019,715 and 665,000 shares for service. And the Company further issued 12,000,000 shares of common stock for acquisition of subsidiaries Qingdao Quanyao (See Note 3 to the consolidated financial statements for detail).

12.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2017, future net operating losses of approximately $2.8 million are available to offset future operating income through 2036.

On December 22, 2017, the 2017 Tax Act was enacted into law. Beginning January 1, 2018, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, repeals the Alternative Minimum Tax (“AMT”), and expands the number of individuals whose compensation is subject to a $1.0 million cap on deductibility, amongst other changes. In certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and refundable AMT credit. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting and the provisions of the tax laws that were in effect immediately prior to enactment. We will continue to refine our calculations as additional analysis is completed.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

One-time transitional tax. As part of the 2017 Tax Act, total foreign earnings and profits (“E&P”) after 1986, that were previously deferred from U.S. federal taxation, are subject to a one-time tax on the mandatory deemed repatriation of foreign earnings. The Company’s provisional analysis of the one-time transition tax resulted in no additional taxes being owed due to the overall accumulated E&P deficit for the income tax purpose.

With respect to global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Act, the Company is continuing to evaluate how the provisions will be accounted for. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. As of December 31, 2017, the Company has not elected a method due to its continuing analysis of the GILTI provisions. The elected method will depend, in part, on analyzing global income.

British Virgin Islands

Rebel FC and SCA Capital are incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Singapore

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%.

People of Republic China (“PRC”)

Rebel Shanghai and Qingdao Quanyao were incorporated in PRC and are subject to statutory Enterprise Income Tax rate of the PRC at 25%.

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015 and 2016 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $40,000 and nil of interest and penalties accrued at December 31, 2017 and 2016, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $904,000 and $904,000 as of December 31, 2017 and 2016, respectively.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of December 31,
	2017	2016
Income tax expense is comprised of:
Current income tax	$44,507	$-
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$44,507	$-

The Company’s effective income tax rates were 2% and 0% for the years ended December 31, 2017 and 2016, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016.

	As of December 31,
	2017		2016

U.S. statutory rates	21%		34%
Foreign income not recognized in the U.S.	(21%	)	(34%	)
Effect of permanent difference (1)	2%		-
Effective income tax rates	2%		0%

(1)	Permanent difference consisted of mainly income tax non-deductible items, income tax penalty and interest.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of December 31, 2017 and 2016 are presented below:

	As of December 31,
	2017	2016

Unrealized fair value gains on long-term investment	$3,145,874	$1,606,983

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Related party transactions

As at December 31, 2017 and 2016, amounts due to shareholders were $1,178,675 and $1,026,432 respectively. The amounts are unsecured, interest free due on demand and does not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of December 31,
	2017	2016

At beginning of year	$978,974	$758,064
Advance (Repayment) from shareholder, net	49,745	220,910
At end of year	$1,028,719	$978,974

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of December 31,
	2017	2016

Beginning of year	$47,458	$16,573
Advance (Repayment) from shareholder, net	102,498	30,885
End of year	$149,956	$47,458

As at December 31, 2017 and 2016, trade and other receivables – related party was $271,142 and $nil respectively. The amounts is unsecured, interest free and does not has a fixed repayment date.

A summary of changes in the amount due from Qingdao Leibo Sports Culture Co Ltd is as follows:

	As of December 31,
	2017	2016

Beginning of year	$-	$-
Advances received for the year	271,142	-
End of year	$271,142	$-

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $61,536 and $29,027 for the years ended December 31, 2017 and 2016, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending December 31,
2018	$139,895
2019	139,895
2020	128,236
Total minimum lease payments	$408,026

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the years ended December 31, 2017 and 2016.

15.	Subsequent events

As of March 16, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a third party investor (the “Investor”). The Investor is expected to remit three equal instalments in the amount of $1 million each, and $3 million in the aggregate, in exchange for 3 million shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, all three instalments are expected to be remitted prior to December 31, 2018.

The foregoing description of the terms of the Subscription Agreement does not purport to be complete and is subject to, and qualified in its entirely by, the full text of the Subscription Agreement, which is expected to be filed as an exhibit to the Company’s upcoming periodic report.

Except of the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended December 31, 2017.