Form 10-Q
period 2018-03-31
Rebel Group, Inc.
filed 2018-05-15
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 45,653,868.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4 – 20

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,831	$40,372
Trade and other receivables	98,125	60,905
Trade and other receivables - related party	282,623	271,142
Total current assets	508,579	372,419

Property and equipment, net	39,647	31,469
Intangible assets, net	97,184	98,625
Goodwill	6,719,542	6,719,542
Long-term investment	11,867,550	14,980,350
TOTAL ASSETS	$19,232,502	$22,202,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible loans	$495,391	$495,391
Accrued expenses	39,746	29,258
Trade and other payables	380,120	329,602
Deposit	349,724	30,000
Due to shareholders	1,306,350	1,178,675
Taxes payable	40,680	48,526
Total current liabilities	2,612,011	2,111,452

Deferred tax liabilities	2,492,185	3,145,874
TOTAL LIABILITIES	$5,104,196	$5,257,326

STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at March 31, 2018 and December 31, 2017)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 45,653,868 and 42,797,008 shares issued and outstanding at March 31, 2018 and December 31, 2017)	4,565	4,280
Additional paid-in capital	8,717,295	7,585,435
Retained earnings	3,786,089	5,283,484
Accumulated other comprehensive income	1,620,357	4,071,880
Total shareholders’ equity	14,128,306	16,945,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,232,502	$22,202,405

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues, net	$-	$-

Operating expenses
Depreciation and amortization expenses	(9,376)	(7,184)
General and administrative expenses	(1,482,815)	(168,658)
Loss from operations	(1,492,191)	(175,842)
Other (expense) income	(5,204)	(558)

Loss before income tax expenses	(1,497,395)	(176,400)
Income tax expenses	-	-
Net loss	(1,497,395)	(176,400)

Other comprehensive loss
Foreign currency translation adjustments	7,589	(5,836)
Change in fair value related to long-term investment, net of tax of $653,688 and $381,318 for the three months ended March 31, 2018 and 2017, respectively	(2,459,112)	(708,162)
Other comprehensive loss before tax	(2,451,523)	(713,998)

Comprehensive loss	$(3,948,918)	$(890,398)

Loss per share
Basic and diluted loss per common share	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	45,189,876	23,239,452

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,497,395)	$(176,400)
Stock compensation	520,000	-
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,376	3,958
Changes in operating assets and liabilities:
Increase in trade and other receivables	(4,718)	(22,276)
Increase in accrued expenses	57,662	-
Increase in trade and other payables	(29,879)	(21,557)
Trade and other receivables - related party	(1,516)	-
Increase in taxes payable	(8,041)	-
Net cash used in operating activities	(954,511)	(216,275)

Cash flows from investing activities:
Purchases of equipment	(13,257)	-
Net cash used in investing activities	(13,257)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	612,145	265,715
Deposit	317,511	-
Convertible loans	-	178,571
Bank loan repayment	-	(3,258)
Due to shareholders	109,568	(45,337)
Net cash provided by financing activities	1,039,224	395,691

Increase in cash and cash equivalents	71,456	179,416

Effect of foreign currency translation	16,003	(634)
Cash and cash equivalents at beginning of period	40,372	22,321
Cash and cash equivalents at end of period	$127,831	$201,103

Supplemental cash flow disclosures:
Cash paid for bank loan interest	$-	$158

Major non-cash transactions:
Change in fair value of on long-term investment	$(3,112,800)	$1,089,480

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., the “Company”) is incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top level athletic talent. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world.

On June 21, 2017, Pure Heart, a wholly owned subsidiary, formed Rebel Shanghai Limited, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd. and the business expansion in the southern part of PRC.

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

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai Limited agreed to acquire 100% share of the outstanding equity interests (the “Equity Stake”) of the Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) (together the “Purchase Price”) (See Note 3 to the consolidated financial statements for detail).

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co Ltd since January 8, 2015 (date of incorporation).

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of Rebel Group, Inc. (“Rebel” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018.

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

Liquidity and capital resource

As of March 31, 2018, the Company had cash and cash equivalents of $127,831, increased $87,459, when comparing with $40,372 as of December 31, 2017. The net cash used in operating activities for the period ended March 31, 2018 was $954,511, increased about $738,236 when comparing with $216,275 for the period ended March 31, 2017. The net increase in cash and cash equivalents was mainly result from cash provided by financing activities. The Company’s principal sources of liquidity have been cash provided by advances from shareholders. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

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

Liquidity and capital resource (continued)

The Company believes that available cash and cash equivalents, together with actions as mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Revenue Recognition

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2018 using the modified retrospective transition method.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. Topic 606 prescribes a five step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

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

As of March 31, 2018 and December 31, 2017, financial instruments of the Company primarily comprise of cash, other receivable, and accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

The Company uses quoted prices in active markets to measure the fair value of the long-term investment.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the combined financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (refer to the header “Tax Cuts and Jobs Act” in Note 11 to the consolidated financial statements for further discussion on the impact to the enacted tax laws in 2017). Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our ultimate accounting policy election will depend on our estimates of future taxable income related to GILTI. Refer to the Note12 – “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

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

Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill including property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying values of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Company would recognize an impairment loss based on the excess of the carrying value over the assessed discounted cash flow amount.

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

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other comprehensive loss, net of taxes in the consolidated statement of operations.

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

-     Concentration of credit risk

As of March 31, 2018 and December 31, 2017, the Company had $97,125, and $39,709 of cash and cash equivalents on deposit at financial institutions in Singapore, respectively.

-     Significant customers

For the three months ended March 31, 2018 and 2017, no customer accounted for more than 10% of the Company’s total revenues. As of March 31, 2018 and December 31, 2017, one company accounted for 74% and 81% of the Company’s total accounts receivable balance, respectively.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance beginning January 1, 2018 using the modified retrospective method of adoption. The Company has determined that the adoption of Topic 606 would not have a material impact on its consolidated financial statements.

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

Aside from the above, the Company does not believe other recently issued but not yet effective accounting statements, would have a material effect on the Company’s financial position or on the results of operations.

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

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co Ltd (“Leibo”) since January 8, 2015 (date of incorporation).

Consideration
Ordinary shares – 12,000,000	$4,175,000
Other receivables – Quanyao	2,825,000
Total consideration	7,000,000

Fair values of identifiable assets

Cash and cash equivalents	$1,870
Prepayment and deposit	10,992
Other receivables – Leibo	168,367
Other receivables - Others	94,914
Property and equipment, net	4,315
Total identifiable assets	280,458
Goodwill	6,719,542
Total	$7,000,000

The goodwill of $6,719,542 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Qingdao Quanyao. None of the goodwill recognized is expected to be deductible for income tax purpose.

There is no revenue and earnings of Qingdao Quanyao since the acquisition date, which would be included in the consolidated income statement.

4.	Property and equipment

Property and equipment are comprised of:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Equipment	$134,921	$103,126
Less: accumulated depreciation	(95,274)	(71,657)
Total property and equipment, net	$39,467	$31,469

The depreciation expenses for the three months ended March 31, 2018 and 2017 were $5,982 and $4,022, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Intangible assets

Intangible assets are comprised of:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Trademark	$17,313	$16,974
Other intangible assets	136,627	133,945
	$153,940	$150,919
Less: accumulated amortization	(56,756)	(52,294)
Total intangible assets, net	$97,184	$98,625

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended March 31, 2018 and 2017, totaled $3,394 and $3,162, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending March 31,
2019	13,663
2020	13,663
2021	13,663
2022	13,663
2023	13,663
2024 and thereafter	28,869
$97,184

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Balance at the beginning of the year	$6,719,542	$-
Goodwill arising from acquisition of Quanyao (Note 3)	-	6,719,542
Foreign currency translation adjustment	-	-
Balance at the end of the year	$6,719,542	$6,719,542

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

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	4,085,550	7,198,350
Total long term investment	$11,867,550	$14,980,350

As of March 31, 2018 and December 31, 2017, the fair value of MOXC was $3.05 and $3.85, respectively. For the periods ended March 31, 2018 and 2017, the change in fair values of $3,112,800 and $1,089,480 were recognized respectively. The Company has no intention to sell the investment in the near future.

 REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Convertible loans

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Repayable within one year	$495,391	$495,391
	$495,391	$495,391

The interest expenses for the three months ended March 31, 2018 and 2017 were $10,488 and $427, respectively.

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

Except for Chiam, who is still in discussion with the Company, both Lee and Teng have agreed to extend the convertible loan.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Due to shareholders

As of March 31, 2018 and December 31, 2017, the due to shareholders is $1,306,350 and $1,178,675 respectively. The amount is unsecured, interest free due on demand and has no fixed terms of repayment.

10.	Stockholders’ equity

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

For the three months ended March 31, 2018, the Company issued 753,000 shares of common stock for net cash consideration of $612,145 and 2,103,860 shares of common stock for services with total value of $520,000 which was determined by the recent cash transactions.

11.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2017, future net operating losses of approximately $8.8 million are available to offset future operating income through 2036.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $904,000 and $904,000 as of March 31, 2018 and December 31, 2017, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of March 31, 2018 and 2017 are presented below:

	As of March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Changes in fair values on long-term investment	$(3,112,800)	$(1,089,480)

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Related party transactions

As at March 31, 2018 and December 31, 2017, amounts due to shareholders were $1,306,350 and $1,178,675 respectively. The amounts are unsecured, interest free due on demand and does not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
At beginning of period	$1,028,719	$978,974
Advances from shareholder	75,844	49,745
Repayment to shareholder	-	-
At end of period	$1,104,563	$1,028,719

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Beginning of year	$149,956	$47,458
Advances from shareholder	51,831	102,498

End of year	$201,787	$149,956

As at March 31, 2018 and December 31, 2017, trade and other receivables – related party was $282,623 and $271,142 respectively. The amounts are unsecured, interest free and does not has a fixed repayment date.

A summary of changes in the amount due from Qingdao Leibo Sports Culture Co Ltd is as follows:

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Beginning of period	$271,142	$-
Advances received for the period	11,481	271,142
End of period	$282,623	$271,142

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $26,074 and $nil for the periods ended March 31, 2018 and 2017, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending March 31,
2019	$148,694
2020	148,694
2021	99,129
Total minimum lease payments	$396,517

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three ended March 31, 2018 and 2017.

14.	Subsequent events

There are no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the three months ended March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS”, “INTENDS”, “WILL”, “HOPES”, “SEEKS”, “ANTICIPATES”, “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

On June 21, 2017, Pure Heart formed Rebel Shanghai Limited, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd. and the business expansion in PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Co. Ltd., a company organized under the laws of PRC (the “Qingdao Quanyao”).

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai Limited agreed to acquire 100% share of the outstanding equity interests (the “Equity Stake”) of the Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) (together the “Purchase Price”).

The Company plans to hold eight events in 2018 with two in Shanghai, two in Guangzhou, two in Shenzhen and two in Beijing. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

The first event in 2018 was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by Guangdong Sports TV, other satellite TV stations major social media platforms. The viewership for the event from television and social media, respectively, were 4.06 million and 8.33 million.

The next event is scheduled to take place in Guangzhou on May 30, 2018.

Results of Operations

For the three months ended March 31, 2018 compared with the three months ended March 31, 2017

Gross Revenues

The Company received sales revenues of $0 in the three months ended March 31, 2018 and in the three months ended March 31, 2017.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and three months ended March 31, 2017 were $1,482,815 and $168,658, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to operational expansion in China.

Other Income

Other income for the three months ended March 31, 2018 and three months ended March 31, 2017 were nil.

Net Loss

Net loss for the three months ended March 31, 2018 and 2017 were $1,497,395 and $176,400 respectively. Basic and diluted net loss per share amounted to $0.03 and $0.01 respectively for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

At March 31, 2018, we had working capital deficit of $2,103,432 and cash on hand of $127,831 as compared to working capital deficit of $1,739,033 and cash on hand of $40,372 as of December 31, 2017.

Net cash used in operating activities for the three months ended March 31, 2018 was $954,511 as compared to net cash used in operating activities of $216,275 for the three months ended March 31, 2017. The cash used in operating activities is mainly for filing fees, professional fees, payroll and benefits and general expenses.

The increase of net cash for operating activities in the quarter ended March 31, 2018 was due to increased expenses for business expansion.

Net cash provided by financing activities for the three months ended March 31, 2018 was $1,039,224 as compared to $395,691 for the three months ended March 31, 2017. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any other off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the material weaknesses disclosed in the Company’s Form 10-K for the year ended December 31, 2017 continue to exist and accordingly, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

The foregoing description of the terms of the Subscription Agreement does not purport to be complete and is subject to, and qualified in its entirely by, the full text of the Subscription Agreement, which was filed as an exhibit to the Company’s upcoming annual report filed with the Securities and Exchange Commission on April 16, 2018.

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

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: May 15, 2018		Aan Yee Leong, Justin
President, Chief Executive Officer, Director Principal Executive Officer, Principal Financial and Accounting Officer

