Form 10-Q
period 2018-06-30
Rebel Group, Inc.
filed 2018-08-20
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 20, 2018, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 46,279,868.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 19

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,981	$40,372
Trade and other receivables	449,323	60,905
Trade and other receivables - related party	267,995	271,142
Total current assets	744,299	372,419

Property and equipment, net	36,661	31,469
Intangible assets, net	90,214	98,625
Goodwill	6,719,542	6,719,542
Long-term investment	7,622,469	14,980,350
TOTAL ASSETS	$15,213,185	$22,202,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans	$807,521	$495,391
Accrued expenses	49,836	29,258
Trade and other payables	1,319,578	329,602
Deposit	52,394	30,000
Advances from related parties	2,430,831	1,178,675
Taxes payable	40,652	48,526
Total current liabilities	4,700,812	2,111,452

Deferred tax liabilities	1,600,718	3,145,874
TOTAL LIABILITIES	6,301,530	5,257,326

STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at June 30, 2018 and December 31, 2017)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 46,279,868 and 42,797,008 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	4,628	4,280
Additional paid-in capital	9,343,232	7,585,435
Retained earnings	1,182,351	5,283,484
Accumulated other comprehensive income (loss)	(1,618,556)	4,071,880
Total shareholders’ equity	8,911,655	16,945,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,213,185	$22,202,405

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$223,783	$-	$223,783	$-

Operating expenses
Cost of sales	(1,799,465)	-	(1,862,314)	-
Depreciation and amortization expenses	(10,244)	(7,998)	(19,620)	(15,183)
General and administrative expenses	(996,106)	(563,664)	(2,416,072)	(732,321)
Loss from operations	(2,582,032)	(571,662)	(4,074,223)	(747,504)
Other expense	(21,706)	(7,975)	(26,910)	(8,533)

Loss before income tax expenses (benefits)	(2,603,738)	(579,637)	(4,101,133)	(756,037)
Income tax expenses (benefits)	-	(2,860)	-	(2,860)
Net loss	(2,603,738)	(582,497)	(4,101,133)	(758,897)

Other comprehensive income (loss)
Foreign currency translation adjustments	114,701	(2,378)	122,290	(8,214)
Change in fair value related to long-term investment, net of tax of $1,545,155 and ($13,618) for the six months ended June 30, 2018 and 2017, respectively	(3,353,614)	733,453	(5,812,726)	25,292
Other comprehensive income (loss)	(3,238,913)	731,075	(5,690,436)	17,078

Total comprehensive (loss) income	$(5,842,651)	$148,578	$(9,791,569)	$(741,819)

Loss per share
Basic and diluted loss per common share	$(0.057)	$(0.023)	$(0.090)	$(0.030)

Basic and diluted weighted average common shares outstanding	46,052,857	25,456,866	45,623,750	25,316,580

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,101,133)	$(758,897)
Stock compensation	796,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,620	15,183
Changes in operating assets and liabilities:
Increase in trade and other receivables	(374,878)	(525,412)
Increase in accrued expenses	953,361	-
Decrease in trade and other payables	(29,844)	(6,617)
Increase in trade and other receivables - related party	(1,508)	-
Decrease in taxes payable	(8,033)	-
Net cash used in operating activities	(2,746,415)	(1,275,743)

Cash flows from investing activities:
Purchases of equipment	(18,974)	(8,984)
Net cash used in investing activities	(18,974)	(8,984)

Cash flows from financing activities:
Proceeds from the issuance of common stock	962,145	1,921,868
Deposits	23,822	-
Convertible loans	-	489,730
Proceeds from term loan	346,754	-
Repayments of term loan	(26,118)	(7,590)
Advances from related parties	1,302,995	(166,960)
Net cash provided by financing activities	2,609,598	2,237,048

(Decrease) increase in cash and cash equivalents	(155,791)	952,321

Effect of foreign currency translation	142,400	(2,662)
Cash and cash equivalents at beginning of period	40,372	22,321
Cash and cash equivalents at end of period	$26,981	$971,980

Supplemental cash flow disclosures:
Cash paid for loan interest	$32,928	$298

Significant non-cash transactions:
Unrealized fair value (loss) gain on long-term investment	$(7,357,881)	$38,910

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

On June 21, 2017, Pure Heart Entertainment Pte Ltd. (“Pure Heart”), a wholly owned subsidiary of the Company, formed Rebel Shanghai Limited (“Rebel Shanghai”), which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd. (“Qingdao Quanyao”), a company organized under the laws of the People’s Republic of China (the “PRC”), and for the business expansion in the PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Transfer Agreement”) with Naixin Qi (the “Shareholder”), an individual and the sole shareholder of Qingdao Quanyao.

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai agreed to acquire 100% share of the outstanding equity interests (the “Equity Stake”) of Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (together the “Purchase Price”) (See Note 3 to the consolidated financial statements for details).

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co Ltd (“Leibo”).

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and presented in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018.

All significant inter-company transactions and balances have been eliminated upon consolidation.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Liquidity and capital resources

As of June 30, 2018, the Company had cash and cash equivalents of $26,981, which decreased by $13,391 when comparing with $40,372 as of December 31, 2017. The net cash used in operating activities for the period ended June 30, 2018 was $2,746,415, which increased by $1,470,672 when comparing with $1,275,743 for the period ended June 30, 2017. The net decrease in cash and cash equivalents was mainly due to operation activities in China. The Company’s principal sources of liquidity have been cash provided by advances from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business. Actions include extending the advances from the major shareholders, seeking additional public and/or private issuance of securities, as well as looking for strategic business partners to optimize our operations. On March 16, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Shaw Chai Li Howard, a third-party investor (the “Investor”). The Investor is expected to remit three equal installments in the amount of $1 million each, and $3 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, all three installments are expected to be remitted prior to December 31, 2018; the first installment is expected to be remitted during the three months ended September 30, 2018. No payments have been received to date. The Company also received financial support commitments from the Company’s major shareholder.

The Company believes that available cash and cash equivalents, together with actions as mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the six months ended June 30, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Revenue Recognition

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2018 using the modified retrospective transition method.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. Topic 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

The Company derives revenues principally from the following sources: (i) advertising and sponsorship sales, (ii) live event ticket sales, and (iii) direct-to-consumer sales of merchandise at the live event venues. The below describes the revenue recognition policies in further detail for each major revenue source of the Company.

Advertising and sponsorships: through the advertising and sponsorship agreements with customers, the Company offers a full range of the promotional vehicles, including online and print advertising, on-air announcements and special appearances by our fighters. The Company allocates the transaction price to all performance obligations contained within a sponsorship and advertising arrangement based upon their relative standalone selling price. Revenues are recognized as each performance obligation is satisfied, which generally occurs when the sponsorship and advertising is aired, exhibited, performed or played on the applicable media platform.

Live event ticket sales: revenues from the live event ticket sales are recognized upon the occurrence of the related live event.

Direct-to-consumer venue merchandise sales: direct-to-consumer merchandise sales consist of sales of merchandise at the live events. Revenues are recognized at the point of sale, as control is transferred to the customer.

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Substantially all revenue was from sponsorships in the Company.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Currently, the Company's revenues come from the following sources:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Sponsorships	$222,271	$-	$222,271	$-
Other	1,512	-	1,512	-
	$223,783	$-	$223,783	$-

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

As of June 30, 2018 and December 31, 2017, financial instruments of the Company primarily comprise of cash, other receivables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

The Company uses quoted prices in active markets to measure the fair value of the long-term investment.

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore and the PRC subsidiaries maintain their books and records in its local currency, the Singapore dollar (“SGD”) and Renminbi (“RMB”), which are their functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the combined financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (refer to Note 10 and below to the consolidated financial statements for further discussion on the impact to the newly enacted tax laws in 2017). Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our ultimate accounting policy election will depend on our estimates of future taxable income related to GILTI. Refer to the Note 10 for further discussion on the impact of tax laws enacted during 2017.

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

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other comprehensive loss, net of taxes in the unaudited consolidated statement of operations.

Comprehensive (loss) income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income”, which establishes standards for reporting and the presentation of comprehensive income (loss), its components and accumulated balances. Accumulated other comprehensive income represents the unrealized fair value (loss) gain on long-term investment and the accumulated balance of foreign currency translation adjustments of the Company.

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

-     Foreign currency risk (continued)

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

-     Significant customers

For the three and six months ended June 30, 2018 and 2017, one customer accounted for 99% and nil of the Company’s total revenues, respectively. As of June 30, 2018, two companies accounted for 37% and 30% of the Company’s total accounts receivable balance. As of December 31, 2017, one company accounted for 81% of the Company’s total accounts receivable balance.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance beginning January 1, 2018 using the modified retrospective method of adoption. The Company has determined that the adoption of Topic 606 did not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Management does not believe the adoption of these ASUs would have a material effect on the Company’s unaudited condensed consolidated financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not believe this guidance will have a material impact on its unaudited condensed consolidated financial statements.

Aside from the above, the Company does not believe other recently issued but not yet effective accounting statements, would have a material effect on the Company’s financial position or on the results of operations.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Business acquisition

On October 1, 2017, the Company entered into the Transfer Agreement with the Shareholder, the sole shareholder of Qingdao Quanyao, a company organized under the laws of the PRC.

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai agreed to acquire the Equity Stake of Qingdao Quanyao from the Shareholder with the Purchase Price valued at approximately $7,000,000 consisting of the following: (i) the Forgiven Debts and (ii) the Shares.

Consideration
Ordinary shares – 12,000,000	$4,175,000
Other receivables – Qingdao Quanyao	2,825,000
Total consideration	7,000,000

Fair values of identifiable assets

Cash and cash equivalents	$1,870
Prepayment and deposit	10,992
Other receivables – Leibo	168,367
Other receivables – Others	94,914
Property and equipment, net	4,315
Total identifiable assets	280,458
Goodwill	6,719,542
Total	$7,000,000

The goodwill of $6,719,542 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Qingdao Quanyao. None of the goodwill recognized is expected to be deductible for income tax purpose.

There is no revenue and earnings of Qingdao Quanyao since the acquisition date, which would be included in the condensed consolidated statements of operations and comprehensive income (loss).

4.	Property and equipment

Property and equipment are comprised of:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Equipment	$119,468	$103,126
Less: accumulated depreciation	(82,807)	(71,657)
Total property and equipment, net	$36,661	$31,469

The depreciation expenses for the six months ended June 30, 2018 and 2017 were $12,868 and $8,750, respectively. The depreciation expenses for the three months ended June 30, 2018 and 2017 were $6,886 and $4,728, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Intangible assets

Intangible assets are comprised of:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Trademark	$16,658	$16,974
Other intangible assets	131,447	133,945
	148,105	150,919
Less: accumulated amortization	(57,891)	(52,294)
Total intangible assets, net	$90,214	$98,625

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended June 30, 2018 and 2017, totaled $6,752 and $6,433, respectively. Amortization expense for the three months ended June 30, 2018 and 2017, totaled $3,358 and $3,270, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending June 30,
2019	$13,503
2020	13,503
2021	13,503
2022	13,503
2023	13,503
2024 and thereafter	22,699
$90,214

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Balance at the beginning of the period	$6,719,542	$-
Goodwill arising from acquisition of Qingdao Quanyao (Note 3)	-	6,719,542
Balance at the end of the period	$6,719,542	$6,719,542

The Company performed its goodwill impairment reviews as of December 31, 2017 and June 30, 2018 and determined there was no impairment as of December 31, 2017 and June 30, 2018.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Long-term investment

The Company holds 7,782,000 shares in Moxian, Inc. (“MOXC”), a company listed on the NASDAQ capital.

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC’s common stock are outstanding as of December 31, 2017 and 2016.

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	(159,531)	7,198,350
Total long term investment	$7,622,469	$14,980,350

As of June 30, 2018 and December 31, 2017, the fair value of MOXC was $1.96 and $3.85, respectively. The changes in fair values for the six months ended June 30, 2018 and 2017 of ($7,357,881) and $38,910 were recognized respectively. The changes in fair values for the three months ended June 30, 2018 and 2017 of ($4,245,081) and $1,128,390 were recognized, respectively. The Company has no intention to sell the investment in the near future.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Term loans

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Repayable within one year	$807,521	$495,391
	$807,521	$495,391

The interest expense for the six months ended June 30, 2018 and 2017 were $32,928 and $8,745, respectively. The interest expense for the three months ended June 30, 2018 and 2017 were $22,440 and $8,160, respectively.

On March 15, 2017, the Company, Khian Kiee Leong, and one unrelated third-party individual entered into an agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that the unrelated third-party individual advanced to the Company on March 15, 2017 and shall be repayable on March 14, 2018 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 71,430 shares of Company’s common stock after the Repayment Date.

On March 24, 2017, the Company, Khian Kiee Leong, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017 and shall be repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

On May 5, 2017, the Company, Khian Kiee Leong, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017 and shall be repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within 7 Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within 7 Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The term loan was extended to May 2019 via email confirm.

As of June 30, 2018, the term loans from the two unrelated third-party individuals were overdue. The term loans from the two individuals been extended to August 2018 by mutual agreement via e-mail exchange in July 2018.

On April 25, 2018, the Company, Khian Kiee Leong, Aan Yee Leong, Justin and two financial institutions entered into agreements to document two short term loans of S$360,000 ($271,368) and S$100,000 ($75,380) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Stockholders’ equity

During the six months ended June 30, 2018, the Company issued 1,103,000 shares of common stock to 12 individuals for net cash consideration of $962,145. The Company issued 1,453,860 shares of common stock with total value of $1,146,768 to two placement agents, Chun Tsann Chiam and Choon Huat Tan, pursuant to a Consultancy Mandate Agreement entered on August 18, 2017 between Chun Tsann Chiam, Choon Huat Tan and the Company in connection with fund raising for the Company (the “Consultancy Agreement”). The Company issued 20,400 shares of common stock with total value of $16,320 to AM International Pte. Ltd. (“AM International”) pursuant to a Service Agreement entered on January 14, 2018 between AM International and the Company for consultancy services provided to the Company (the “Service Agreement”). The Company issued 926,000 shares of common stock with total value of $796,000 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of common stock issued for cash consideration.

10.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company was incorporated under the laws of the State of Florida in the U.S. and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2017, future net operating losses of approximately $2.8 million are available to offset future operating income through 2036.

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

With respect to global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Act, the Company is continuing to evaluate how the provisions will be accounted for. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. As of June 30, 2018, the Company has not elected a method due to its continuing analysis of the GILTI provisions. The elected method will depend, in part, on analyzing global income.

British Virgin Islands

Rebel Holdings Limited (“Rebel FC”) and SCA Capital Limited (“SCA Capital”) were incorporated in the British Virgin Islands and are not subject to income taxes under the current laws of the British Virgin Islands.

Singapore

Pure Heart was incorporated in Singapore and is subject to Singapore corporate income tax at 17%.

PRC

Rebel Shanghai and Qingdao Quanyao were incorporated in the PRC and are subject to statutory Enterprise Income Tax rate of the PRC at 25%.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation (continued)

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016 and 2017 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $40,000 and $nil of interest and penalties accrued at December 31, 2017 and 2016, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $1,738,000 and $904,000 as of June 30, 2018 and December 31, 2017, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$-	$-
Deferred income tax expense (benefit)	1,545,155	(13,618)
Total provision for income taxes	$1,545,155	$(13,618)

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of June 30, 2018 and December 31, 2017 are presented below:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Unrealized fair value gains on long-term investment	$1,600,718	$3,145,874

11.	Related party transactions

As of June 30, 2018 and December 31, 2017, amounts due to related parties were $2,430,831 and $1,178,675 respectively. The amounts are unsecured, interest free, due on demand and do not have a fixed repayment date.

A summary of changes in the amount due to directors and shareholders of the Company is as follows:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
At beginning of period	$1,178,675	$1,026,432
Advance from directors and shareholders of the Company	1,252,156	152,243
At end of period	$2,430,831	$1,178,675

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions (continued)

As of June 30, 2018 and December 31, 2017, trade and other receivables – related party was $267,995 and $271,142, respectively. The amounts are unsecured, interest free and do not have any fixed repayment terms.

A summary of changes in the amount due from Leibo is as follows:

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Beginning of period	$271,142	$-
Repayment (advances received) for the period	(3,147)	271,142
End of period	$267,995	$271,142

12.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $103,735 and $nil for the three months ended June 30, 2018 and 2017, respectively. The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $129,809 and $nil for the six months ended June 30, 2018 and 2017, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Minimum lease payments
Twelve months ending June 30,
2019	$137,551
2020	142,861
2021	53,573
Total minimum lease payments	$333,985

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2018 and 2017.

13.	Subsequent events

On August 16, 2018, the Company entered into a subscription agreement with The Analyst Capital Pte Ltd, a third-party investor. The Investor is expected to remit two equal installments in the amount of $1 million each, and $2 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the subscription agreement. On August 17, 2018, the Company has received the first installment in the amount of $1 million.

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

The “Company”, “we,” “us,” and “our,” in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC; (ii) Pure Heart; (iii) SCA Capital; (iv) Rebel Shanghai; and (v) Qingdao Quanyao

Overview

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

The Company successfully held two events in 2017. On August 12, 2017, an event titled Battle Royal: Quest for Glory was held at Kerry Hotel in Pudong, Shanghai together with Qingdao Quanyao. On September 2, 2017, the Company held another event titled China vs. The World at Shenzhen Stadium in Shenzhen together with Qingdao Quanyao. This event was broadcast live on Qingdao TV and several major social media platforms. For the two events in year 2017, Qingdao Quanyao paid Pure Heart USD200,000 per event for royalty and management fee in accordance with 2017 Cooperation Agreement.

On June 21, 2017, Pure Heart formed Rebel Shanghai, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao and for the business expansion in the PRC.

On October 1, 2017, the Company entered into the Transfer Agreement with the Shareholder, the sole shareholder of Qingdao Quanyao, a company organized under the laws of the PRC.

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai agreed to acquire the Equity Stake of the Qingdao Quanyao from the Shareholder with the Purchase Price valued at approximately $7,000,000 consisting of the following: (i) the Forgiven Debts and (ii) the Shares.

The Company plans to hold eight events in 2018 with two in Shanghai, two in Guangzhou, two in Shenzhen and two in Beijing. However, there can be no assurance that such events will occur, or even if they do occur there can be no guarantee that such events will be successful or profitable.

The first event in 2018 was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by Guangdong Sports TV, other satellite TV stations and major social media platforms. The viewership for the event from television and social media, respectively, were 4.06 million and 8.33 million.

The second event in 2018 took place in at Guangzhou Tianhe Stadium in Guangzhou on May 30, 2018. The event was broadcast live by Guangdong Sports TV, major satellite TV stations such as Tianjin Sports and Qinghai Satellite TV as well as major digital streaming platforms such as Youku, PP Sports and YY.com. The viewership for the event from television and social media, respectively, were 4.99 million and 8.15 million.

Results of Operations

For the three months ended June 30, 2018 compared with the three months ended June 30, 2017

Gross Revenues

The Company received sales revenues of $223,783 and $nil in the three months ended June 30, 2018 and three months ended June 30, 2017, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and three months ended June 30, 2017 were $996,106 and $563,664, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to operational expansion in China.

Other Income

Other income for the three months ended June 30, 2018 and three months ended June 30, 2017 were $734 and $nil, respectively.

Net Loss

Net loss for the three months ended June 30, 2018 and three months ended June 30, 2017 were $2,603,738 and $582,497 respectively. Basic and diluted net loss per share amounted to $0.057 and $0.023, respectively, for the three months ended June 30, 2018 and three months ended June 30, 2017. The increase in net loss was due to operational expansion in China.

For the six months ended June 30, 2018 compared with the six months ended June 30, 2017

Gross Revenues

The Company received sales revenues of $223,783 in the six months ended June 30, 2018 and $nil in the six months ended June 30, 2017.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and six months ended June 30, 2017 were $2,416,072 and $732,321, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increase in expenses was due to operational expansion in China.

Other Income

Other income for the six months ended June 30, 2018 and six months ended June 30, 2017 were $6,018 and $nil, respectively.

Net Loss

Net loss for the six months ended June 30, 2018 and six months ended June 30, 2017 were $4,101,133 and $758,897, respectively. Basic and diluted net loss per share amounted to $0.090 and $0.030 respectively for the six months ended June 30, 2018 and six months ended June 30, 2017. The increase in net loss was due to operational expansion in China.

Liquidity and Capital Resources

At June 30, 2018, we had working capital deficit of $3,956,513 and cash on hand of $26,981 as compared to working capital deficit of $1,739,033 and cash on hand of $40,372 as of December 31, 2017.

Net cash used in operating activities for the six months ended June 30, 2018 was $2,746,415 as compared to net cash used in operating activities of $1,275,743 for the six months ended June 30, 2017. The cash used in operating activities is mainly for event expenditures, filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by financing activities for the six months ended June 30, 2018 was $2,609,598 as compared to $2,237,048 for the six months ended June 30, 2017. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

On March 16, 2018, the Company entered into a Subscription Agreement with Shaw Chai Li Howard, a third-party investor. The Investor is expected to remit three equal installments in the amount of $1 million each, and $3 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, all three installments are expected to be remitted prior to December 31, 2018; the first installment is expected to be remitted during the three months ended September 30, 2018. On August 16, 2018, the Company entered into a subscription agreement with The Analyst Capital Pte Ltd, a third-party investor. The Investor is expected to remit two equal installments in the amount of $1 million each, and $2 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the subscription agreement. On August 17, 2018, the Company has received the first installment in the amount of $1 million. The Company also received financial support commitments from the Company’s related parties.

We believe that available cash and cash equivalents, together with loans from related parties and actions as mentioned above, should enable us to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on our business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any other off-balance sheet arrangements.

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

PART II -- OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2018, the Company issued 1,103,000 shares of common stock to 12 individuals for net cash consideration of $962,145. The Company issued 1,433,460 shares of common stock with total value of $1,146,768 to two placement agents pursuant to the Consulting Agreement. The Company issued 20,400 shares of common stock with total value of $16,320 to AM International pursuant to the Service Agreement. The Company also issued 926,000 shares of common stock with total value of $796,000 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of shares of common stock issued for cash consideration.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	8-K	_	3.1	12/09/2014
3.2	By-Laws	_	S-1	_	3	11/07/2011
4.1	Specimen Stock Certificate	_	10-K	09/30/2014	4.1	01/08/2015
10.1	SHARE TRANSFER AGREEMENT DATED OCTOBER 1, 2017	_	8-K	_	10.1	10/05/2017
10.2	FORM OF CONVERTIBLE LOAN AGREEMENT DATED MARCH 15, 2017	_	10-Q	03/31/2017	10.1	05/15/2017
10.3	FORM OF CONVERTIBLE LOAN AGREEMENT DATED MARCH 23, 2017	_	10-Q	03/31/2017	10.2	05/15/2017
10.4	FORM OF INVESTMENT AGREEMENT DATE MAY 5, 2017	_	10-Q	03/31/2017	10.3	05/15/2017
10.5	INVESTMENT AGREEMENT DATED MAY 5, 2017	_	8-K	_	10.1	05/12/2017
10.6	SUBSCRIPTION AGREEMENT DATED MARCH 16, 2018	X	_	_	_	_
10.7	SUBSCRIPTION AGREEMENT DATED AUGUST 16, 2018	X	_	_	_	_
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	_	_	_	_
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X	_	_	_	_
101.INS	XBRL Instance Document	X	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	X	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	_	_	_	_

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: August 20, 2018		Aan Yee Leong, Justin
President, Chief Executive Officer, Director Principal Executive Officer, Principal Financial and Accounting Officer