Form 10-Q
period 2018-09-30
Rebel Group, Inc.
filed 2018-11-28
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 27, 2018, the number of shares of the registrant’s common stock, par value of $0.0001 per share, outstanding was 48,009,941.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

 REBEL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 16

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Stated in US Dollars)

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents	$35,342	$40,372
Trade and other receivables	439,061	60,905
Trade and other receivables - related party	258,341	271,142
Total current assets	732,744	372,419

Property and equipment, net	30,760	31,469
Intangible assets, net	86,665	98,625
Goodwill	6,509,942	6,719,542
Long-term investment	3,190,620	14,980,350
TOTAL ASSETS	$10,550,731	$22,202,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Term loans	$701,662	$495,391
Accrued expenses	82,744	29,258
Trade and other payables	979,928	329,602
Deposits	-	30,000
Advances from related parties	2,422,504	1,178,675
Taxes payable	60,650	48,526
Deferred tax liabilities	670,030	3,145,874
Total current liabilities	4,917,518	5,257,326

TOTAL LIABILITIES	4,917,518	5,257,326

STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at September 30, 2018 and December 31, 2017)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 47,873,810 and 42,797,008 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	4,787	4,280
Additional paid-in capital	11,064,592	7,585,435
Retained earnings (Accumulated deficit)	(112,333)	5,283,484
Accumulated other comprehensive income (loss)	(5,323,833)	4,071,880
Total shareholders’ equity	5,633,213	16,945,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,550,731	$22,202,405

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$399,683	$223,783	$399,683

Operating expenses
Cost of sales	(40,352)	-	(1,902,667)	-
Depreciation and amortization expenses	(10,124)	(8,399)	(29,744)	(23,582)
General and administrative expenses	(1,175,553)	(509,559)	(3,591,624)	(1,241,881)
Loss from operations	(1,226,029)	(118,275)	(5,300,252)	(865,780)

Other (expense) income
Convertible loan interest	(11,108)	(10,140)	(31,686)	(18,587)
Bank loan interest	(35,474)	(62)	(47,825)	(360)
Interest income	2,961	370	8,980	582
Other expense	(4,107)	-	(4,107)	-
Total other expense	(47,728)	(9,832)	(74,638)	(18,365)

Loss before income tax expenses (benefits)	(1,273,757)	(128,107)	(5,374,890)	(884,145)
Income tax expenses (benefits)	(20,927)	2,067	(20,927)	(792)
Net loss	(1,294,684)	(126,040)	(5,395,817)	(884,937)

Other comprehensive loss
Foreign currency translation adjustments	(204,116)	(545)	(81,826)	(8,759)
Change in fair value related to long-term investment, net of tax of $2,475,843 and $680,925 for the nine months ended September 30, 2018 and 2017, respectively	(3,501,161)	(1,289,867)	(9,313,887)	(1,264,575)
Other comprehensive loss	(3,705,277)	(1,290,412)	(9,395,713)	(1,273,334)

Total comprehensive loss	$(4,999,961)	$(1,416,452)	$(14,791,530)	$(2,158,271)

Loss per share
Basic and diluted loss per common share	$(0.027)	$(0.004)	$(0.117)	$(0.030)
Basic and diluted weighted average common shares outstanding	47,083,630	30,128,529	46,115,724	29,642,601

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,395,817)	$(884,937)
Stock compensation	870,333	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29,744	23,582
Changes in operating assets and liabilities:
Trade and other receivables	(254,522)	(1,907,429)
Accrued expenses	53,486	-
Trade and other payables	589,239	23,538
Trade and other receivables - related party	746	-
Taxes payable	(7,855)	-
Net cash used in operating activities	(4,114,646)	(2,745,246)

Cash flows from investing activities:
Purchases of equipment	(20,403)	(9,058)
Net cash used in investing activities	(20,403)	(9,058)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,609,332	2,689,423
Deposits	(30,000)	-
Proceeds from convertible loans	-	503,812
Proceeds from term loan	210,404	-
Repayments of term loan	-	(12,033)
Advances to directors	(766,675)	(246,982)
Advances from related parties	1,935,120	-
Net cash provided by financing activities	3,958,181	2,934,220

(Decrease) increase in cash and cash equivalents	(176,868)	179,916

Effect of foreign currency translation	171,838	(3,274)
Cash and cash equivalents at beginning of period	40,372	22,321
Cash and cash equivalents at end of period	$35,342	$198,963

Supplemental cash flow disclosures:
Cash paid for interest	$79,511	$360
Cash paid for income tax	-	792

Significant non-cash transactions:
Unrealized fair value (loss) gain on long-term investment	$(11,789,730)	$1,945,500

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top level athletic talents. With assistance from contracted production crews, the Company also produces and distributes, through the Internet and social media, and sells the distribution rights to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries through hosting events that attract talented fighters from all over the world.

On June 21, 2017, Pure Heart Entertainment Pte Ltd. (“Pure Heart”), a wholly owned subsidiary of the Company, formed Rebel Shanghai Limited (“Rebel Shanghai”), which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd. (“Qingdao Quanyao”), a company organized under the laws of the People’s Republic of China (the “PRC”), and for its business expansion in the PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Transfer Agreement”) with Naixin Qi (the “Shareholder”), an individual and the sole shareholder of Qingdao Quanyao.

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai agreed to acquire 100% share of the outstanding equity interests (the “Equity Stake”) of Qingdao Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by the Target Company to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $0.0001 per share (together the “Purchase Price”) (See Note 3 to the unaudited condensed consolidated financial statements for details).

Qingdao Quanyao holds 50% shares of Qingdao Leibo Sports Culture Co., Ltd (“Leibo”).

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and presented in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018.

All significant inter-company transactions and balances have been eliminated upon consolidation.

Liquidity and capital resources

As of September 30, 2018, the Company had cash and cash equivalents of $35,342, which decreased by $5,030 when comparing with $40,372 as of December 31, 2017. The net cash used in operating activities for the period ended September 30, 2018 was $4,114,646, which increased by $1,349,400 when comparing with $2,745,246 for the period ended September 30, 2017. The net decrease in cash and cash equivalents was mainly due to operation activities in China. The Company’s principal sources of liquidity have been cash provided by advances from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to achieve profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business by extending the advances from the major shareholders, seeking additional public and/or private issuance of securities, as well as looking for strategic business partners to optimize our operations. On March 16, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a third-party investor (the “Investor”). The Investor is expected to remit three equal installments in the amount of $1 million each, and $3 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of the date of this report, the Company has not received any of the installments and there is no guarantee that the Company will receive them in the near future, if ever.

On August 16, 2018, the Company entered into a subscription agreement with another third-party investor. The investor is expected to remit two equal installments in the amount of $1 million each, and $2 million in the aggregate, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the subscription agreement. On August 17, 2018, the Company received the first installment in the amount of $1 million. The Company expected to receive the second installment in December 2018 or January 2019. The Company also received financial support commitments from the Company’s major shareholder.

The Company believes that available cash and cash equivalents, together with actions as mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Substantially all revenue was from sponsorships in the Company.

Currently, the Company's revenues come from the following sources:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Sponsorships	$-	$399,683	$222,271	$399,683
Other	-	-	1,512	-
	$-	$399,683	$223,783	$399,683

Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumption include depreciation, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates.

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

As of September 30, 2018, and December 31, 2017, financial instruments of the Company primarily comprise of cash, cash equivalents, other receivables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the combined financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (refer to Note 10 and below to the unaudited condensed consolidated financial statements for further discussion on the impact to the newly enacted tax laws in 2017). Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Entities should recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations.

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

- Significant customers

For the three and nine months ended September 30, 2018 and 2017, one customer accounted for 99% and 100% of the Company’s total revenues, respectively. As of September 30, 2018, one company accounted for 47% of the Company’s total accounts receivable balance. As of December 31, 2017, one company accounted for 81% of the Company’s total accounts receivable balance.

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

In January 2017 the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020 assuming the Company still remains an emerging growth company at that date. Early adoption is permitted. The adoption of ASU No. 2017-04 is not expected to have material impact to the assessment of Goodwill impairment for the Company.

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

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to its unaudited condensed consolidated financial statements (See Note 10).

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

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its condensed consolidated financial statements.

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

4.	Property and equipment

Property and equipment are comprised of:

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Equipment	$120,004	$103,126
Less: accumulated depreciation	(89,244)	(71,657)
Total property and equipment, net	$30,760	$31,469

The depreciation expenses for the nine months ended September 30, 2018 and 2017 were $19,718 and $13,671, respectively. The depreciation expenses for the three months ended September 30, 2018 and 2017 were $6,850 and $4,921, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Trademark	$16,607	$16,974
Other intangible assets	131,051	133,945
	147,658	150,919
Less: accumulated amortization	(60,993)	(52,294)
Total intangible assets, net	$86,665	$98,625

No significant residual value is estimated for these intangible assets. Amortization expense for the nine months ended September 30, 2018 and 2017, totaled $10,026 and $9,911, respectively. Amortization expense for the three months ended September 30, 2018 and 2017, totaled $3,176 and $4,990, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending September 30,
2019	$14,766
2020	14,766
2021	14,766
2022	14,766
2023	13,579
2024 and thereafter	14,022
$86,665

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Balance at the beginning of the period	$6,719,542	$-
Goodwill arising from acquisition of Qingdao Quanyao (Note 3)	-	6,719,542
Foreign currency translation adjustment	(209,600)	-
Balance at the end of the period	$6,509,942	$6,719,542

The Company performed its goodwill impairment reviews as of September 30, 2018 and December 31, 2017 and determined there was no impairment as of September 30, 2018 and December 31, 2017.

7.	Long-term investment

The Company holds 7,782,000 shares in Moxian, Inc. (“MOXC”), a company listed on the NASDAQ capital.

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	(4,591,380)	7,198,350
Total long term investment	$3,190,620	$14,980,350

As of September 30, 2018 and December 31, 2017, the fair value of MOXC was $0.82 and $3.85, respectively. For the nine months ended September 30, 2018 and 2017, the fair loss of $11,789,730 and $1,945,500 were recognized respectively. And for the three months ended September 30, 2018 and 2017, the fair loss of $4,431,849 and $1,984,410 were recognized, respectively. The Company has no intention to sell the investment in the near future.

8.	Term loans

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Repayable within one year	$701,662	$495,391
	$701,662	$495,391

The interest expense for the nine months ended September 30, 2018 and 2017 were $79,511 and $18,947, respectively. The interest expense for the three months ended September 30, 2018 and 2017 were $46,582 and $10,202, respectively.

On March 15, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that the unrelated third-party individual advanced to the Company on March 15, 2017, and was repayable on March 14, 2018 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 71,430 shares of Company’s common stock after the Repayment Date.

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60.

As of September 30, 2018, the term loans from the two unrelated third-party individuals were overdue. Subsequent to the first extension of the term loans from the two individuals to August 2018, the Company is currently negotiating with the third-party individuals to further extend the maturity date.

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The term loan was extended to May 2019.

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($271,368) and S$100,000 ($75,380) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms.

9.	Stockholders’ equity

During the nine months ended September 30, 2018, the Company issued 2,622,609 shares of common stock to 27 individuals for net cash consideration of $2,609,331. The Company issued 1,433,460 shares of common stock with total value of $1,130,448 to two placement agents, pursuant to a Consultancy Mandate Agreement entered on August 18, 2017, in connection with fund raising for the Company (the “Consultancy Agreement”). The Company issued 20,400 shares of common stock with total value of $16,320 to one agent pursuant to a Service Agreement entered on January 14, 2018, for consultancy services provided to the Company (the “Service Agreement”). The Company issued 1,000,333 shares of common stock with total value of $870,333 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stock issued in connection with prior cash consideration.

10.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated under the laws of the State of Florida in the U.S. and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2017, future net operating losses of approximately $2.8 million are available to offset future taxable income through 2036.

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

With respect to global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Act, the Company is continuing to evaluate how the provisions will be accounted for. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. As of September 30, 2018, the Company has not elected a method due to its continuing analysis of the GILTI provisions. The elected method will depend, in part, on analyzing global income.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $1,738,000 and $904,000 as of September 30, 2018 and December 31, 2017, respectively.

11.	Related party transactions

As of September 30, 2018, and December 31, 2017, amounts due to related parties were $2,422,504 and $1,178,675 respectively. The amounts are unsecured, interest free, due on demand and do not have a fixed repayment date.

A summary of changes in the amount due to directors and shareholders of the Company is as follows:

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
At beginning of period	$1,178,675	$1,026,432
Advance from directors and shareholders of the Company	1,243,829	152,243
At end of period	$2,422,504	$1,178,675

As of September 30, 2018 and December 31, 2017, trade and other receivables – related party was $258,341 and $271,142, respectively. The amounts are unsecured, interest free and do not have any fixed repayment terms.

A summary of changes in the amount due from a related party is as follows:

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Beginning of period	$271,142	$-
Repayment (advances received) for the period	(12,801)	271,142
End of period	$258,341	$271,142

12.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating leases whereby the rent expense amounted to $61,347 and $nil for the three months ended September 30, 2018 and 2017, respectively. The Company’s subsidiaries lease administrative office space under various operating leases whereby the rent expense amounted to $191,156 and $nil for the nine months ended September 30, 2018 and 2017, respectively. The leases will expire in November 2020.

Further minimum lease payment under non-cancelable operating leases are as follows:

Minimum lease payments
Twelve months ending September 30,
2019	$135,970
2020	137,676
2021	17,209
Total minimum lease payments	$290,855

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other relief, compensatory damages and plaintiff’s counsel’s fees. The Company intends to defend the lawsuit vigorously and has engaged counsel to attend to this matter. Litigation, however, is inherently unpredictable, and the ultimate outcome or effect of this lawsuit cannot be predicted with certainty. The Company accrued $252,822 of legal fees based on the available information and management's best estimates in the year ended December 31, 2017.

13. Subsequent events

In October 2018, the Company issued 136,131 shares of common stock with total value of $175,817 for professional services pursuant to service agreements entered with consultants. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of common stocks issued for cash consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The “Company”, “we,” “us,” and “our,” in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC; (ii) Pure Heart; (iii) SCA Capital; (iv) Rebel Shanghai; and (v) Qingdao Quanyao.

Overview

The Company, through Rebel FC, organizes, promotes and hosts Mixed Martial Arts events featuring top-level athletic talents with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

The Company seeks to promote MMA in China through hosting top quality matches, live TV broadcast and inspiring reality series that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts involved range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and can only target above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

The Company successfully held two events in 2017. On August 12, 2017, an event titled Battle Royal: Quest for Glory was held at Kerry Hotel in Pudong, Shanghai together with Qingdao Quanyao. On September 2, 2017, the Company held another event titled China vs. The World at Shenzhen Stadium in Shenzhen together with Qingdao Quanyao. This event was broadcast live on Qingdao TV and several major social media platforms. For the two events held in the year 2017, Qingdao Quanyao paid Pure Heart USD200,000 per event for royalty and management fee in accordance with 2017 Cooperation Agreement.

On June 21, 2017, Pure Heart formed Rebel Shanghai, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao and to facilitate its business expansion in the PRC.

On October 1, 2017, the Company entered into a Transfer Agreement with the sole shareholder of Qingdao Quanyao, a company organized under the laws of the PRC.

Pursuant to the Transfer Agreement, Pure Heart, through Rebel Shanghai, agreed to acquire 100 % of the equity of Qingdao Quanyao from its sole Shareholder with the Purchase Price valued at approximately $7,000,000 consisting of the following: (i) the Forgiven Debts and (ii) the Shares.

The Company held two events in 2018 with one in Shanghai and one in Guangzhou. At the time of this report, the Company does not contemplate holding another event in 2018.

The first event in 2018 was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by Guangdong Sports TV, other satellite TV stations and major social media platforms. The viewership for the event from television and social media, respectively, were 4.06 million and 8.33 million.

The second event in 2018 took place at Guangzhou Tianhe Stadium in Guangzhou on May 30, 2018. The event was broadcast live by Guangdong Sports TV and major satellite TV stations such as Tianjin Sports and Qinghai Satellite TV. The event was also broadcast live by major digital streaming platforms such as Youku, PP Sports and YY.com. The viewership for the event from television and social media, respectively, were 4.99 million and 8.15 million.

Results of Operations

For the three months ended September 30, 2018 compared with the three months ended September 30, 2017

Gross Revenues

The Company received revenues of $nil and $399,683 in the three months ended September 30, 2018 and three months ended September 30, 2017, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and three months ended September 30, 2017 were $1,175,553 and $509,559, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits, and other general expenses. The increase in expenses was largely due to an increase in headcounts for operational expansion in China.

Net Loss

Net loss for the three months ended September 30, 2018 and three months ended September 30, 2017 were $1,294,684 and $126,040, respectively. Basic and diluted net loss per share amounted to $0.027 and $0.004 for the three months ended September 30, 2018 and three months ended September 30, 2017, respectively. The increase in net loss was due to operational expansion in China.

For the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

Gross Revenues

The Company received revenues of $223,783 in the nine months ended September 30, 2018 and $399,683 in the nine months ended September 30, 2017.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and nine months ended September 30, 2017 were $3,591,624 and $1,241,881, respectively. The expenses for each such period consisted of filing fees, professional fees, payroll and benefits, and other general expenses. For the nine months ended September 30, 2018, the operating expenses mainly consisted of payroll expenses amounted to $1,103,019, rental expenses amounted to $191,156 and agents and professional fees amounted to $1,478,933 related to share issued. The increase in expenses was due to operational expansion in China.

Net Loss

Net loss for the nine months ended September 30, 2018 and nine months ended September 30, 2017 were $5,395,817 and $884,937, respectively. Basic and diluted net loss per share were $0.116 and $0.03 for the nine months ended September 30, 2018 and nine months ended September 30, 2017, respectively. The increase in net loss was due to operational expansion in China.

Liquidity and Capital Resources

On September 30, 2018, we had a working capital deficit of $3,514,745 and cash on hand of $35,342 as compared to working capital deficit of $1,739,033 and cash on hand of $40,372 as of December 31, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was $4,114,646 as compared to net cash used in operating activities of $2,745,246 for the nine months ended September 30, 2017. The increase in net cash used in operating activities was primarily due to an increased net loss.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $3,958,181 as compared to $2,934,220 for the nine months ended September 30, 2017. The increase in net cash provided by financing activities was primarily due to increased advances from related parties.

On March 16, 2018, the Company entered into a Subscription Agreement with a third-party investor. The Investor is expected to remit three equal installments of $1 million each, totaling $3 million, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of the date of this report, the Company has not received any of the installments and there is no guarantee that the Company will receive them in the near future, if ever.

On August 16, 2018, the Company entered into a subscription agreement with another third-party investor. The investor is expected to remit two equal installments of $1 million each, totaling $2 million, in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the subscription agreement. On August 17, 2018, the Company received a first installment of $1 million. The Company expects to receive a second installment in December 2018 or January 2019.

The Company also received financial support commitments from the Company’s related parties.

We believe that available cash and cash equivalents, together with loans from related parties and actions as mentioned above, should enable us to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, meet our debt repayment obligations or respond to market competitions. Any of these factors would have a material adverse effect on our business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements.

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

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink on September 13, 2018, in the New York Supreme Court in New York County, New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in an aggregate amount of $252,822, and that it sustained damages as a result of the non-payment of the invoices rendered. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. The Company intends to defend the lawsuit vigorously and has engaged legal counsel to attend to this matter. The outcome or effect of this lawsuit, however, cannot be predicted with certainty. The Company accrued $252,822 of legal fees based on the available information and Management's best estimates.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2018, the Company issued 2,622,609 shares of common stock to 27 individuals for a net cash consideration of $2,609,331. The Company issued 1,433,460 shares of common stock with a total value of $1,130,448 to two placement agents pursuant to the Consulting Agreement. The Company issued 20,400 shares of common stock with a total value of $16,320 to one agent pursuant to the Service Agreement. The Company also issued 1,000,333 shares of common stock with a total value of $870,333 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of shares of common stock issued for cash consideration.

All of the transactions listed above were made pursuant to the exemption from the Section 5 registration requirements of the Securities Act of 1933 for offerings made outside the United States by a United States issuer. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

 ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	8-K	_	3.1	12/09/2014
3.2	By-Laws	_	S-1	_	3	11/07/2011
4.1	Specimen Stock Certificate	_	10-K	09/30/2014	4.1	01/08/2015
10.1	FORM OF CONVERTIBLE LOAN AGREEMENT DATED MARCH 15, 2017	_	10-Q	03/31/2017	10.1	05/15/2017
10.2	FORM OF CONVERTIBLE LOAN AGREEMENT DATED MARCH 23, 2017	_	10-Q	03/31/2017	10.2	05/15/2017
10.3	FORM OF INVESTMENT AGREEMENT DATE MAY 5, 2017	_	10-Q	03/31/2017	10.3	05/15/2017
10.4	SUBSCRIPTION AGREEMENT DATED MARCH 16, 2018	_	10-Q	06/30/2018	10.6	08/20/2018
10.5	SUBSCRIPTION AGREEMENT DATED AUGUST 16, 2018	_	10-Q	06/30/2018	10.7	08/20/2018
10.6	SERVICE AGREEMENT DATED JANUARY 14, 2018	X	_	_	_	_
10.7	CONSULTANCY AGREEMENT DATED AUGUST 18, 2018	X	_	_	_	_
31.1	Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	_	_	_	_
31.2	Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	_	_	_	_
32.1	Certifications by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X	_	_	_	_
32.2	Certifications by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X	_	_	_	_
101.INS	XBRL Instance Document	X	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	X	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	_	_	_	_

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Date: November 28, 2018		Aan Yee Leong, Justin
President, Chief Executive Officer, Director, Principal Executive Officer