Form 10-K
period 2018-12-31
Rebel Group, Inc.
filed 2019-09-03
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $111,026,372, based upon the closing price of the registrant’s common stock as reported on the OTC Pink Market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of September 3, 2019, the number of shares of the registrant’s common stock outstanding was 52,313,151.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

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

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context hereof, references in this report to “Company,” “REBL,” “we,” “us” and “our” are references to Rebel Group, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

ii

PART I

ITEM 1. BUSINESS

Overview

Rebel Group, Inc., through its subsidiaries, organizes, promotes and hosts mixed martial arts (“MMA”) events featuring MMA talents. It delivers MMA events centered on Chinese fighters and martial art fans. With assistance from contracted production crews, the Company produces and distributes videos of its MMA events through the Internet and social media. It also generates revenues from the exploitation of its film television rights.

Our operations focus on three business components:

●	Live MMA event promotion, which consists of generating revenue from ticket sales and providing a foundation for sponsorship and distribution for our live MMA events in China.

●	MMA content distribution, which consists of paid distribution of original content on television, cable networks, pay-per-view broadcasts, and over the Internet, in China and through international distribution agreements.

●	Sponsorships and promotions, which consist of sponsorships for live MMA events and televised productions and related advertising and promotional opportunities.

The Company seeks to promote MMA in China by hosting live high-profile matches that features talented fighters from around the world. MMA is a full contact sport that permits fighters to use techniques from various martial art disciplines such as Boxing, Wrestling, Taekwondo, Karate, Brazilian Jiu-jitsu, Muay Thai, and Judo. Unlike boxing, where athletes can only strike with their fists and target areas above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

Producing MMA events include various business operations such as securing event venues, signing up fighters and performers, obtaining sponsorships, producing event videos, marketing, and hosting pre-event shows which consist of music performances, fighters’ interviews and documentaries. The Company’s events are broadcast through top sporting entertainment stations such as Guangdong TV sports channel, Beijing TV Sports Channel and Qinghai satellite. We also utilize major Chinese internet platforms such as PP Sports, YY.com and Youku (Alisports) for online streaming in order to reach more audiences.

The Company has successfully hosted eight MMA events. The most recent MMA event was held in May 2018, with its total online digital viewership exceeding eight million and total broadcast TV viewership reaching approximately five million according to CSM Media Research, a China-based media ratings research company.

Our Events

The Company hosts live events in which highly skilled fighters from different martial arts backgrounds compete at different weight classes. We introduce fighters’ background information and training stories into the broadcasting of fighting events.

The Company selects fighters with track records of distinguished careers. After a careful selection process assessing each fighters’ amateur and professional records, age, experience and fame, we market our MMA events through social media such as Facebook, Twitter, Chinese Weibo and WeChat, TV channels such as Guangdong TV sports channel, Beijing TV Sports Channel and Qinghai Satellite TV, as well as video and interviews covered by major Chinese media outlets such as Guangzhou TV news channel, Guangzhou Daily and Pudong TV.

We held two MMA events in 2018. The first event in 2018 was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by major Chinese TV channels such as Guangdong Sports TV, Tianjin Sports TV, Fujian TV, Beijing TV Sports and Shenzhen TV and major digital platforms such as Weibo and Youku. The viewership for the first event were 4.06 million from television and 8.33 million from digital platforms. The second event took place at Tianhe Stadium in Guangzhou on May 30, 2018. The event was broadcast live by major Chinese TV channels such as Guangdong Sports TV, Tianjin Sports, Qinghai Satellite TV and major digital platforms such as Youku, PP Sports and YY.com. The viewership for the second event were 4.99 million from television and 8.15 million from digital platforms.

Corporate History and Background

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

On April 25, 2013, pursuant to a share exchange agreement, the Company completed a reverse acquisition of Moxian Group Limited (“Moxian BVI”) and its wholly-owned subsidiaries, including Moxian (Hong Kong) Limited (“Moxian HK”), Moxian Technologies (Shenzhen) Co., Ltd. (“Moxian Shenzhen”) and Moxian Malaysia SDN BHD (“Moxian Malaysia”) (the “Share Exchange Transaction”). The Company acquired the operating business of Moxian BVI and its subsidiaries and the Company ceased being a shell company as such term is defined under Rule 12b-2 under the Exchange Act. After the incorporation of the business of Moxian BVI, the Company changed its business to developing a social network platform that sought to integrate social media and business into one single platform.

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

Therefore, under the Equity Transfer Agreement, discussed below, the Company and MOXC agreed to terminate the License and Acquisition Agreement so that the liabilities of MOXC and the rights of the Company thereunder, other than the Moxian BVI Transfer Price, were terminated.

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

On December 5, 2014, the Company amended its Articles of Incorporation to change its corporate name from “Inception Technology Group, Inc.” to “Rebel Group, Inc.” and effectuated a 1-for-20 reverse stock split of its Common Stock, without changing the par value or the number of authorized shares of the Common Stock (the “Reverse Split”). The business plan of the Company was originally to utilize a social network platform that integrated social media and business into one single platform to promote businesses of merchants and assist the targeted clients to find consumers online and bring them into real-world stores.

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

Also on January 30, 2015, REBL, Rebel FC and the sole stockholder of Rebel FC (the “Rebel FC Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder 20,700,000 shares of its Common Stock, par value $0.0001 per share, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of our Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction then constituted approximately 90% of our issued and outstanding Common Stock. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart and SCA Capital, became REBL’s wholly-owned subsidiaries.

The Share Exchange Agreement contained representations and warranties by us, Rebel FC and the Rebel FC Stockholder which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries; authorization and validity of the transaction and transaction documents; consents being obtained or not required to consummate the transaction; no conflict or violation of Articles of Incorporation; with respect to Rebel FC: authorization; capitalization; and title to Rebel FC’s shares of common stock being exchanged, and with respect to Rebel FC Stockholder: authorization; no conflict or violation of law; investment purpose; reliance on exemption on the Company’s Common Stock to be exchanged; and transfer or resale pursuant to the Securities Act.

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

On October 1, 2017, the Company and Pure Heart Entertainment Pte Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of Singapore (“Pure Heart”) entered into a share transfer agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of Qingdao Quanyao Sports Consulting Co. Ltd, a company organized under the laws of PRC (the “Quanyao”).

Pursuant to the Share Transfer, Pure Heart, through a wholly foreign owned entity (the “WOFE”) Rebel Shanghai Limited (“Rebel Shanghai”), incorporated under the laws of PRC on June 21, 2017, agreed to acquire 100% of the outstanding equity interests (the “Equity Stake”) of Quanyao from the Shareholder with the purchase price valued at approximately $7,000,000 consisting of the following: (i) the forgiveness of debt owed by Quanyao to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (the “Shares”) of the common stock of the Company, par value $.0001 per share (the “Common Stock”) (together the “Purchase Price”). The purchase price was based on valuation report by an independent appraisal firm.

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on August 20, 2019, on June 20, 2019, the Board of Directors of the Company approved a distribution of 778,200 shares of Moxian Inc.’s common stock, $0.001 par value per share held by the Company. The Moxian Inc.’s common stock will be distributed to the shareholders of the Company who were shareholders of the Company as of January 29, 2015.

The Share Transfer was executed on November 21, 2017 and Quanyao officially became wholly-owned subsidiary of Rebel Shanghai.

Quanyao is a company which was established under the laws of PRC on December 4, 2014. It organizes, promotes and hosts MMA events in China. Quanyao holds 50% equity of Qingdao Leibo Sports Culture Co. Ltd. (“Leibo”), a company incorporated under the laws of PRC on January 8, 2015 which also organizes, promotes and hosts MMA events.

Quanyao and Leibo together held 4 events in China between 2015 to 2017 under the Rebel brand in accordance with Cooperation Agreement with Pure Heart. Quanyao held 2 events in China in 2018. One event, Rebel FC 7 - Fight for Honor, is held at Kerry Hotel Pudong in Shanghai on April 29, 2018. The other event, Rebel FC 8- A Warrior’s Return, is held at Tianhe Sports Stadium in Guangzhou on May 30 2018.

The following diagram sets forth the structure of the Company as of the date of this Report:

Our Strategy

Our objective is to become the most recognized MMA sports and media brand in China. To achieve this objective, we intend to employ the following strategies:

Hosting Successful Events in China. We have hosted eight MMA events so far. Our two most recent events were held on April 29th 2018 and May 30th 2018, obtaining average viewership of over four million on television and eight million on digital and social media platforms. We intend to leverage the success of our most recent events to increase our ticket sales, sponsorship deals, television distribution and media rights. We plan to achieve the following business revenue projection: Up to US$400,000 in ticket sales and US$9.9 million in sponsorship deals from our currently planned four events in the second half of 2019.

Identifying and Signing Top Chinese Prospects. Rebel will focus its tournament setting strategy on featuring competition between top professional Chinese athletes against highly ranked professional athletes from around the world. In order to achieve that, Rebel will implement a comprehensive scouting program throughout China to identify promising Chinese athletes to join Rebel in multi-fight agreements. This strategy will ensure Rebel to develop and retain top Chinese athletes, which will enhance our positioning in the MMA market and enable Rebel to host high quality tournaments. Rebel’s differential in understanding the Chinese martial arts tradition will enable Rebel to attract the best Chinese fighters to compete on our events. Currently, we have secured three exclusive engagement contract with Wenbo Liu, who is a Chinese middleweight champion of Legend Fighting Championship, a well-known Hong Kong-based MMA promoter. We plan to sign more exclusive engagement contract with more top professional Chinese athletes like Wenbo Liu.

Distributing our Original Content. We intend to leverage our past successes to produce, distribute and monetize our original MMA contents through domestic and international distribution arrangements. We intend to establish live television arrangements with various distribution channels in China and Singapore such as Starhub TV, Guangdong Sports TV, Beijing Sports TV and Qinghai Satellite TV. In addition to television broadcasting, the Company plans to build pay-per-view (“PPV”) viewership model to attract more audiences. PPV is a type of live broadcast service by which a viewer can purchase events to view via private channel at the same time with everyone else ordering it. The Company believes that the PPV model will be deployed in China in 2019 through selected live streaming service providers to enable PPV subscription service for the Company’s MMA events. We plan to distribute our live MMA events through PPV viewership model in 2019 and charge between $5 to $10 for each PPV MMA event.

Securing Key Venues. We intend to produce MMA events at key venues in four major Chinese cities-- Shanghai, Shenzhen, Guangzhou and Beijing. This strategy will allow us to build up our brand name in China’s affluent coastal cities and grow our brand and fan base in mid-class Chinese families.

Obtaining Sponsorships. Our initial business plan was to obtain sponsorships sufficient to cover our event production costs. However, we desire to increase our revenues through expanding our sponsorships. Currently, we rely on local and regional sponsors for our live events, although we plan to establish sponsorship and advertising arrangements with larger organizations such as Venom and Thomas Cook. For every event moving forward, we target to obtain at least 10 sponsors.

*Average cost of one MMA event produced by the Company (USD)

Marketing/PR/Branding	313,292
Logistics and Food and Beverage	142,237
Fighters’ Compensation	121,790
Venue	29,048
Production Cost (stage design, stage set up, fighting cage design, fighting cage set up, and various props such as fireworks, laser lights, etc.)	18,882
Video Production (producing fighter footage, trailers and graphics for publicity before event and for display on the LED screens on event days)	14,524
License Fee	14,524
Labor	1,307
Total Estimated Cost	655,604

Development of a Reality Television Show. We plan to produce a 12-episode reality show which will be distributed across major Chinese internet platforms. The show will feature Chinese professional MMA fighters training and competing against each other to win a prize of 1,000,000 RMB. We believe that the show will provide us with an independent revenue stream and a good marketing tool to establish a better brand name recognition in China.

Establishment of Adjacent Revenue Streams. The major companies in our industry have utilized their brand to derive revenue by establishing gyms and selling merchandise. For example, UFC derived $19,000,000 (3.5% of their total revenue) from the sale of merchandise in 2015. Thus, we intend to establish our Rebel brand name gyms and produce our own exclusive merchandise in the near future.

Competition

The market for live and televised MMA events content is extremely competitive.

The main competitors in our industry, specifically in China, which include but are not limited to:

●	The Ultimate Fighting Championship (“UFC”);
●	Bellator MMA (“Bellator”);
●	ONE Fighting Championship (“OFC”), which is based in Singapore and targets the Asia market; and
●	Kunlun Fight, a fighting club located in China which broadcasts its events over the Chinese television channel.

The principal competitive factors in our industry include:

●	The ability to attract and retain successful professional fighters in order to promote events that are appealing to fans and sponsors;
●	The ability to promote a large number of events and bouts so that fighters are willing to commit to multi-fight agreements;
●	The ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements; and
●	The ability to generate brand awareness in China

Our Competitive Strengths

Despite the competition we face, we believe that our approach of delivering high quality content concentrating on the untapped combat sports market in China, centered around Chinese fighters and fans, where we believe we have the resources and experience to penetrate the market and grow our business, enables us to address the competitive factors more effectively and thrive in this competitive market. The major MMA promotors, UFC, Bellator, OFC, provide high quality content, however, they mainly focus on promotion in the United States, Latin America, Europe and South-East Asia, and not China. At the same time, the major Chinese promoters focus more on kickboxing and do not provide the same high quality MMA focuses content as Rebel.

Based upon Weibo followers, we have signed contracts with three of the nine most popular MMA fighters from China, Wenbo Liu, Ning Guangyou and Yao Honggang. We plan to utilize this local popularity to establish a prominent fan base in MMA crazed China by marketing these up and coming Chinese fighters to the Chinese market.

Government Regulation

In order to organize and host a live event in China, we need to obtain a license from the local Police Department. We also need to comply with the rules and regulations required by the State of Administration Radio Film and Television.

Rebel counts with the services of a company specialized in handling the documentation and end-to-end process required by the various Chinese departments, such as the police and fire departments, in order to acquire the license to host the events.

Intellectual Property

The PRC has domestic laws for the protection of rights in copyrights, trademarks and trade secrets. The PRC is also a signatory to all of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (June 3, 1980);
●	Paris Convention for the Protection of Industrial Property (March 19, 1985);
●	Patent Cooperation Treaty (January 1, 1994); and
●	Agreement on Trade-Related Aspects of Intellectual Property Rights (November 11, 2001).

The PRC Trademark Law, adopted in 1982 and revised in 2013, with its implementation rules adopted in 2014, protects registered trademarks. The Trademark Office of the State Administration of Industry and Commerce of the PRC, handles trademark registrations and grants trademark registrations for a term of ten years.

Our primary trademark portfolio consists of 11 registered trademarks. Our trademarks are valuable assets that reinforce the brand and our consumers’ favorable perception of our products. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. In addition to trademark protection, we own the URL designation and domain name, www.rebelfightingchampionship.com.

We have registered the following trademarks:

Trademark	Country of Registration	Application Number	Class	Duration	Current Owner

	Singapore	T131264IZ	41	Set to expire in 2023	SCA Capital Limited

	China	16036465	28	Set to expire in 2026	SCA Capital Limited

	China	16036464	32	Set to expire in 2026	SCA Capital Limited

	China	16036461	41	Set to expire in 2026	SCA Capital Limited

	China	16036463	35	Set to expire in 2026	SCA Capital Limited

	China	18720895	41	Set to expire in 2027	SCA Capital Limited

	China	18720894	41	Set to expire in 2027	SCA Capital Limited

	China	18951853	25	Set to expire in 2027	SCA Capital Limited

	China	18720893	28	Set to expire in 2027	SCA Capital Limited

	China	16036466	41	Set to expire in 2026	SCA Capital Limited

	China	16036467	41	Set to expire in 2026	SCA Capital Limited

Employees

As of September 3, 2019, Rebel FC was composed of around 20 employees based in China and Singapore, which teams are organized in the following departments:

●	Management
●	HR
●	IT
●	Finance
●	Project Management
●	Communication, Public Relations and Marketing
●	Sales & Sponsorships

Additionally, Rebel contracts external companies to provide specialized services for the organization of the events. The typical services outsourced to external companies are:

●	Venue production
●	Video production
●	Logistics
●	Hospitality services
●	TV Production and broadcasting
●	Event marketing and advertisement
●	Among others

Facilities

We do not own any real property. Our principal executive and administrative offices are located in Singapore at 7500A Beach Road, Unit 13-313, The Plaza, Singapore. We pay our landlord SGD 3,317 (USD $2,480) as rent per month. We are renting the property on a month to month basis as the Company plans to move to bigger premises. The Company’s new operation headquarters are located in Shanghai at the Unit C02, 5/F (Mixpace), Building T2 (CES West Bund Center), NO.277 Longlan Road, Xuhui District, Shanghai 200030 pursuant to a lease agreement with a monthly rent of RMB 13,500 (USD $2,009). The lease will expire on March 18, 2020.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our headquarters is located in the heart of downtown Singapore at 7500A Beach Road, Unit 13-313, The Plaza, Singapore. We pay our landlord SGD 3,317 (USD $2,480) as rent per month. We are renting the property on a month to month basis, the Company plans to move to bigger premises. The Company’s new operation headquarters is located in Shanghai at the Unit C02, 5/F (Mixpace), Building T2 (CES West Bund Center), No.277 Longlan Road, Xuhui District, Shanghai 200030 pursuant to a lease agreement with a monthly rent of RMB 13,500 (USD $2,009). The lease will expire on March 18, 2020.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2019, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note approximately the amount Company owed to a third party. The Company may expect the third party entitled to receive payment of such an instrument to enforce the promissory note.

On November 12, 2017, Rebel signed a tenancy contract with Shanghai Konghui Property Development Co., Ltd. for the rooms in Grand Gateway Tower 1, NO.1 Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, the latter froze the bank account of Rebel and brought Rebel to court. On April 24, 2019, the Court ruled Rebel to pay a net amount of RMB 164,865.86 (net of deposit RMB 268,957.47), inclusive of late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is limited public trading market for our Common Stock, which is quoted on the OTC Markets OTCQB under the symbol “REBL.” The OTCQB marketplace is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB security generally is any equity that is not listed or traded on a national securities exchange.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock for each quarter within the two most recent fiscal years. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$3.75	$3.70
Second Quarter	$3.75	$1.25
Third Quarter	$3.70	$1.50
Fourth Quarter	$3.0	$0.8

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$1.55	$1.55
Second Quarter	$1.55	$1.55
Third Quarter	$2.65	$1.55
Fourth Quarter	$5.00	$2.00

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTCQB marketplace, the Company is aware of only a few transactions that have taken place in the previous ten years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

As of September 3, 2019, there were 52,313,151 shares of common stock issued and outstanding.

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

Stockholders of Record

As of December 31, 2018, we had 48,319,986 shares of our common stock par value, $.0001, issued and outstanding. As of September 3, 2019, we had 52,313,151 shares of our common stock with par value $0.0001 issued and outstanding. There were approximately 512 stockholders of record as of September 3, 2019.

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

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Securities authorized for issuance under equity compensation plans

Currently, there is no equity compensation plan in place for the Company.

Recent Sales of Unregistered Securities

During January to December 2018, the Company issued 2,622,609 shares of common stock to 27 individuals for net cash consideration of $2,609,331. The Company issued 1,433,460 shares of common stock with total value of $1,130,448  to two placement agents, pursuant to a Consultancy Mandate Agreement entered on August 18, 2017, in connection with fund raising for the Company (the “Consultancy Agreement”). The Company issued 146,531 shares of common stock with total value of $142,451 to one agent pursuant to a Service Agreement entered on January 14, 2018, for consultancy services provided to the Company (the “Service Agreement”). The Company also issued 1,320,378 shares of common stock with total value of $1,190,378 to nine individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of shares of common stock issued for cash consideration.

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

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

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

The first event titled Fight for Honor was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by Guangdong Sports TV, other satellite TV stations and major social media platforms. The viewership for the event from television and social media, respectively, were 4.06 million and 8.33 million.

The second event titled A Warrior’s Return took place in at Guangzhou Tianhe Stadium in Guangzhou on May 30, 2018. The event was broadcast live by Guangdong Sports TV, major satellite TV stations such as Tianjin Sports and Qinghai Satellite TV as well as major digital streaming platforms such as Youku, PP Sports and YY.com. The viewership for the event from television and social media, respectively, were 4.99 million and 8.15 million.

As of December 31, 2018, our accumulated deficits were $8,370,529. Our stockholders’ deficit was $3,700,826.

Results of Operations

For the year ended December 31, 2018 compared with the year ended December 31, 2017

Gross Revenues

The Company made sales revenues from operations of $223,783 in the year ended December 31, 2018 compared to $393,185 being generated in the year ended December 31, 2017.

The Company’s sales revenue of $223,783 in the year ended December 31, 2018 primarily came from fees received by Quanyao for holding two events in China, Fight for Honor and A Warrior’s Return, and for our Chinese associate for which we received management fees.

The Company’s cost of revenue was $1,878,123 in the year ended December 31, 2018, compared to nil in the year ended December 31, 2017. The cost of revenue mainly consisted of direct costs of $598,530, fighter expenses of $439,681, marketing expenses of $415,654, venue rental and related expenses of $164,500, and logistic expenses of $267,613. The cost of revenue for 2017 was $1,381,218 and it was adjusted to nil to offset part of the goodwill and pre-acquisition loss.

Operating Expenses

Operating expenses for the years ended December 31, 2018 and 2017 were $5,226,522 and $2,515,465, respectively. For the year ended December 31, 2018, the operating expenses mainly consisted of payroll expenses of $1,390,766 rental expenses of $240,290, depreciation and amortization expenses of $558,158, allowance for account receivables and prepayments of $558,158, and expenses of new share issuance for services and compensations of $1,190,378. The increase in payroll and rental expenses was largely due to operational expansion in China to support the planned growth of our business.

Net Loss

Net loss for the year ended December 31, 2018 was $13,654,013 as compared to $2,195,366 for the year ended December 31, 2017. Basic and diluted net loss per share amounted $0.29 and $0.08 respectively for the years ended December 31, 2018 and 2017, respectively.

The increase of net loss for the year ended December 31, 2018 compared to the year ended December 31, 2017 was mainly due to goodwill impairment, and the operational expansion in China.

Liquidity and Capital Resources

As of December 31, 2018 we had working capital deficiency of $4,856,536 as compared to working capital deficiency of $1,739,033 as of December 31, 2017.

Net cash used in operating activities for the year ended December 31, 2018 was $4,480,190 as compared to $3,498,642 for the year ended December 31, 2017. The cash used in operating activities for the financial year ended December 31, 2018 was primarily due to an increased net loss net of impairment of goodwill.

Net cash used in investing activities for the year ended December 31, 2018 was $20,100 as compared to $16,993 for the year ended December 31, 2017. The cash used in investing activities are mainly due to purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2018 was $4,537,729 as compared to $3,484,711 for the year ended December 31, 2017. The cash provided by financing activities for the year ended December 31, 2018 are mainly from issuing of common shares and increased advances from related parties. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

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

On March 16, 2018, the Company entered into a subscription agreement with a third-party investor. The investor is expected to remit three installment payments in the amount of $1 million each ($3 million in total) in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of the date of this report, the Company has not received any installment payment from the investor and there is no guarantee that the Company will receive any of them in the near future, if ever.

On August 16, 2018, the Company entered into another subscription agreement with another third-party investor. Such investor is expected to remit two equal installment payments in the amount of $1 million each ($2 million in total) in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the subscription agreement. On August 17, 2018, the Company received a first installment payment of $1 million. The Company expected to receive a second installment in 2019.

The Company also received financial support commitments from the Company’s related parties.

We believe that available cash and cash equivalents, together with actions as mentioned above, should enable us to meet anticipated cash needs for at least the next 12 months after the date that the financial statements of this Form 10-K are issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, allowance for trade receivables and prepayments, and the fair value of our stock, stock-based compensation, debt discount, goodwill and the valuation allowance relating to the Company’s deferred tax assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2018 and 2017, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

Prior to Friedman’s engagement by the Company, neither the Company, nor anyone on the Company’s behalf, previously consulted with Friedman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of or this Regulation S-K and its related instructions or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Further, there was no written report or oral advice provided by the Company or anyone on the Company’s behalf to Friedman prior to Friedman’s engagement by the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosures Control and Procedures

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

As of December 31, 2018, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were ineffective due to the Company’s lacks of formal documented controls and procedures applicable to all officers and directors. The Company is in the process of adopting formal documented controls.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

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

We anticipate that these initiatives may be at least partially, if not fully, implemented by August 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2019.

Changes in Internal Controls Over Financial Reporting

As reported on the Form 8-K filed by the Company on June 1, 2018, Mr. Tomas Urbanec notified the Company of his resignation as a member of the board of directors of the Company, effective immediately on May 25, 2018.

As reported on the Form 8-K filed by the Company on October 9, 2018, Mr. Chow Hong Ong notified the Company of his resignation as a member of the board of directors of the Company, effective immediately on September 28, 2018.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, since the end of the last completed fiscal year, we have appointed Mr. Benjamin Cher as a member of the Board of Directors, effective May 7, 2019, as reported on the Form 8-K filed by the Company on May 14, 2019.

Attestation Report of Registered Public Accounting Firm

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director is as follows:

Name	Age	Position
Aan Yee Leong	34	President, Chief Executive Officer and Director
Khian Kiee Leong	69	Chairman
Chow Hong Ong (1)	79	Director
Tomas Urbanec (2)	52	Director
Chee Keong Teng	45	Director
Benjamin Cher	41	Director

(1) Mr. Chow Hong Ong resigned from his position as Director on September 28, 2018

(2) Mr. Tomas Urbanec resigned from his position as Director on May 25, 2018.

(3) Mr. Cher was appointed as a member of the Board of Directors on May 7, 2019.

Mr. Aan Yee Leong, age 34, has managerial experience in project management, financial management, financial reporting, and budgeting. He has the passion and enthusiasm for mixed martial arts and is the founder of Rebel FC. From October 2013, he serves as an executive director in SCA Capital Limited and Rebel FC. From May 2013, he started to work as an executive director of Pure Heart. From March 2007 to October 2008, he worked as a finance and administrative executive in KKL Management Consultants Pte Ltd. From January 2012 to December 2012, he was a manager of KK Leong & Partners. Mr. Justin Leong graduated from University of London with a Bachelor of Science (Hons) in Banking and Finance in 2007. The Board of Directors reached a conclusion that Mr. Justin Leong should serve as a Director of the Company based on his experience in financial management.

Mr. Khian Kiee Leong, age 69, has over 30 years professional experience in advisory and consultant business, serving both multinational and regional companies across a wide range of industries. He provides advice and support for the Company on its strategic planning. From October 2014, he serves as director in Rebel FC and SCA Capital. From June, 2013, he acts as a director of Pure Heart. Since March 1994, he serves as the managing partner of KK Leong & Partners and CEO of KKL Consultancy Services Pte. Ltd. Mr. Leong graduated from Nanyang University majored in Accounting in Singapore in 1972 and he is chartered accountant of the Institute of Chartered Accountants in England and Wales. The Board of Directors reached a conclusion that Mr. Leong should serve as a Chairman of the Company based on his extensive experience in management.

Mr. Chow Hong Ong, age 79, has held the positions of Chief Accountant, Chief Internal Auditor and Director (Audit & Systems) in the Port of Singapore Authority (“PSA”) for 15 years. He was the General Manager of SPECS Consultants Pte Ltd, the consulting agency of the PSA. Previously he worked in the Internal Audit Department of ESSO Berhad in Kuala Lumpur, Malaysia and in a public accountants firm in Perth, Australia. He had also held the position of CEO of Superior Multi-Packaging Ltd, Singapore. Mr. Ong served as a director and Chairman of Audit Committee of the public-listed companies of Vicom Ltd from 1980 to 2008. He also held position as a director in Superior Multi-Packaging Ltd and Airocean Ltd. in Singapore. He was a director of Cisco Recall Pte Ltd, a joint venture of Cisco Pte Ltd, Singapore and Bramble Ltd of Australia from 1998 to 2004. He was also a director of Hoover Stainless Pte Ltd, Singapore from 1997 to 2003. Mr. Ong served as a Councilor and Chairman of Audit Committee of Aljunied Town Council, Singapore. He served as a member of Audit Committee of National Council of Social Service, Singapore. He was also the Chairman of Audit Committee of Orchid Country Club, Singapore. Mr. Ong was conferred the National Public Administration Medal (Bronze) for his service in the Port Singapore Authority and the Friend of Labour Award by Singapore Labour Foundation (SLF) for his contributions in Vicom Ltd. Mr. Ong held a diploma in Accountancy from the Perth Technical College, Australia. He was a Fellow of Certified Public Accountants (Australia). Mr. Chow Hong Ong resigned from his position as Director on September 28, 2018 due to personal reasons.

Mr. Tomas Urbanec, age 52, is an accomplished international executive, with over 17 years of experience in global consumer financial services. Mr. Urbanec has held leadership positions with businesses in some of the major financial capitals of the world, with regional assignments in Hong Kong, Athens, Tokyo, Shanghai and Singapore. His most recent role was as the Chief Executive Officer and Executive Director of Prudential Assurance Company Singapore, which is of one of the largest life insurance companies in Singapore and is part of the Prudential UK group. Prior to his appointment as Chief Executive Officer of Prudential Assurance Company Singapore, Mr. Urbanec was the Chief Marketing and Partnerships Distribution Officer for Prudential Singapore from 2009 to 2013. Mr. Urbanec also served as Regional Strategic Marketing Officer for Prudential Corporation Asia from 2008 to 2009. Before joining Prudential, Mr. Urbanec was the Executive Vice President of Personal Lines for ACE Insurance Group (now known as Chubb Insurance) from 2004 to 2008. Mr. Urbanec holds a Masters of Business Administration from the Weatherhead School of Management at Case Western Reserve University in Cleveland Ohio and a Bachelor’s of Science in Finance from Indiana University in Bloomington Indiana. Mr. Tomas Urbanec resigned from his position as Director on May 25, 2018 due to personal reasons.

Mr. Chee Keong Teng, age 45, is a trader and manager, with over 18 years of experience in the oil and gas industry. Over the years, Mr. Teng has held key management positions with various companies. Key appointments include Managing Director of Singapore based G-Fuel, as well as the role of General Manager with SGX listed company Chemoil, one of the world’s leading independent oil traders. Mr. Teng was the team leader overseeing Chemoil’s trading operations for the Asia Pacific and Middle East regions. Prior to his appointment in Chemoil, Mr. Keong was the trading manager of one of Saudi Arabia’s largest independent oil trading firms, Bakri Trading Co. Mr. Teng also served as an analyst in global energy markets with Platts specializing in fuel oil, middle distillates and freight. He has a strong background in risk management, business development and managing partnerships. Mr. Teng holds a Bachelor’s degree in Mathematics and Psychology from the National University of Singapore.

Mr. Benjamin Cher, age 41, is a seasoned professional with more than 15 years of experience in banking, private equity, strategic planning and general management. From May 2014 to March 2016, Mr. Cher served as a senior private banker for Credit Suisse AG. Mr. Cher founded Aetius Capital in 2016 and has been serving as its CEO since then. Mr. Cher received his Master’s degree in Management Science & Engineering from Stanford University in 2001. He received his Bachelor of Engineering degree in Electrical & Electronic Engineering from Imperial College London in 2000.

Significant Employees

We do not have significant employees who are not our executive officers or directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards.

Family Relationships

The Chairman, Mr Khian Kiee Leong is the father of the Chief Executive Officer, Mr Aan Yee Leong.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, except as described below, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Neither of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions which would be performed by a compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2018	$122,757	-	-	-	-	-	-	$122,757
	2017	$130,374	-	-	-	-	-	-	$130,374
Khian Kiee Leong(2)	2018	$130,792	-	-	-	-	-	-	$130,792
	2017	$54,323	-	-	-	-	-	-	$54,323

(1)	Aan Yee Leong, Justin is serving as the President, CEO and principal financial officer of Rebel FC since January 30, 2015.
(2)	Mr. Leong is serving as Chairman and director of Rebel FC since January 30, 2015.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2018 and 2017.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong(1)	2018	$-	-	-	-	$-
	2017	$43,466	-	-	-	$43,466
Khian Kiee Leong(2)	2018	$-	-	-	-	$-
	2017	$50,701	-	-	-	$50,701
Chow Hong Ong(3)	2018	$-	60,000	-	-	$60,000
	2017	$-	$70,000	-	-	$70,000
Chee Keong Teng(4)	2018	$-	-	-	-	-
	2017	$-	-	-	-	-
Tomas Urbanec(5)	2018	$29,658	$366,000	-	-	$395,658
	2017	$17,383	$100,000	-	-	$117,383

(1)	Mr. Aan Yee Leong serves as executive director of Pure Heart since May 2013.
(2)	Mr. Aan Yee Leong serves as a director of Pure Heart since June 2013.
(3)	Mr. Chow Hong Ong was appointed as a director to the Company’s board of directors on June 30, 2015. Mr. Chow Hong Ong resigned from his position as Director on September 28, 2018
(4)	Mr. Chee Keong Teng was appointed as a director of the Company’s board of directors on May 9, 2017.
(5)	Mr. Tomas Urbanec was appointed as a director of the Company’s board of directors on January 26, 2017. Mr. Tomas Urbanec resigned from his position as Director on May 25, 2018

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

Compensation of Directors

For the fiscal year ended December 31, 2018, two of the directors received compensation for their service as a director of the Company. Mr. Chow Hong Ong received 60,000 shares of the Company’s common stock and Mr. Tomas Urbanec received $29,658 in cash and 416,000 shares of the Company’s common stock. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Option Plan

We currently do not have any stock option plan. However, we may issue stock options pursuant to a stock option plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

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

Name and Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Officers and Directors
Aan Yee Leong, Justin 7500A Beach Road #12-313 The plaza Singapore 199591	CEO and Director	Common Stock, $0.0001 par value	15,308,660	29.26%

Khian Kiee Leong 7500A Beach Road #12-313 The plaza Singapore 199591	Chairman	Common Stock, $0.0001 par value	219,535	0.42%

Chee Keong Teng Apt Blk 4, Sago Lane #14-103 Singapore 050004	Director	Common Stock, $0.0001 par value	1,500,000	2.87%

All officers and directors as a group (5 persons named above)		Common Stock, $0.0001 par value	17,028,195	32.55%

5% Securities Holders

Naixin Qi No. 5 Sichuan Road, Block 3, Unit 21, Shinan District, Qingdao City, Shandong China 266000		Common Stock, $0.0001 par value	3,000,000	5.735%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report is 52,313,151 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Changes in Control

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

As of December 31, 2018, our Chairman, Mr. Leong Khian Kiee has made loans totaling $1,956,390 to the Company. The loans have no fixed terms of repayment due on demand and bear no interest. The loans were used by the Company in connection with preparations for events in China and the planned reality show. The amount due to Mr. Leong was mainly the unpaid salary and business related expenses, and has no fixed terms of repayment due on demand and bear no interest.

As of December 31, 2018, amount due to our CEO, Mr. Leong Justin Aan Yee was totaling $702,170. The amount due to Mr. Leong was mainly the unpaid salary and business related expenses, and has no fixed terms of repayment due on demand and bear no interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years of 2018 and 2017.

	2018	2017
Audit Fees	100,000	109,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	60,000	-
Total	160,000	109,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).*

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).*

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).*

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).*

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).*

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc. (Incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2015).*

21.1	List of Subsidiaries. (incorporated by reference herein to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed on August 1, 2015.)*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2019	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: September 3, 2019	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: September 3, 2019	Rebel Group, Inc.

	By:	/s/ Chee Keong Teng
Chee Keong Teng
Member of Board of Directors

REBEL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rebel Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rebel Group Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rebel Group Inc. as of December 31, 2018 and 2017, and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has incurred continuing losses from operations, negative cash flows from operations and working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the alternative forms of financing specified in Note 2 and/or achieve operating profitability, there could be a material adverse effect on the Company.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

September 3, 2019

REBEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,321	$40,372
Deposits	10,124	-
Trade and other receivables, net	35,702	60,905
Trade and other related party receivables, net	-	271,142
Total current assets	87,147	372,419

Property and equipment, net	23,846	31,469
Intangible assets, net	83,667	98,625
Goodwill	-	6,719,542
Long-term investment	1,326,831	14,980,350
TOTAL ASSETS	$1,521,491	$22,202,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible loans	$449,600	$495,391
Short-term loans	296,576	-
Accrued expenses	102,237	29,258
Trade and other payables	1,185,207	329,602
Deposit received	-	30,000
Due to shareholders	2,849,410	1,178,675
Income taxes payable	60,653	48,526
Total current liabilities	4,943,683	2,111,452

Deferred tax liabilities	278,634	3,145,874
TOTAL LIABILITIES	$5,222,317	$5,257,326
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at December 31, 2018 and 2017)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 48,319,986 and 42,797,008 shares issued and outstanding at December 31, 2018 and 2017)	4,832	4,280
Additional paid-in capital	11,384,592	7,585,435
Retained earnings (deficit)	(8,370,529)	5,283,484
Accumulated other comprehensive income (loss)	(6,719,721)	4,071,880
Total Shareholders’ equity (deficit)	(3,700,826)	16,945,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,521,491	$22,202,405

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years ended December 31,
	2018	2017

Revenues, net	$223,783	$393,185

Operating expenses
Cost of sales	(1,878,123)	-
Depreciation and amortization expenses	(39,876)	(31,278)
General and administrative expenses	(5,186,646)	(2,484,187)
Loss from operations	(6,880,862)	(2,122,280)

Other (expense) income
Impairments of goodwill	(6,509,942)	-
Convertible loan interest	(50,492)	(29,258)
Bank loan interest	(141,393)	(263)
Interest income	8,921	962
Other expense	(60,230)	(20)
Total other expense	(6,753,136)	(28,579)

Loss before income tax expenses	(13,633,998)	(2,150,859)
Income tax expenses	(20,015)	(44,507)
Net loss	(13,654,013)	(2,195,366)

Other comprehensive income (loss)
Foreign currency translation adjustments	(5,321)	16,196
Change in fair value related to long-term investment, net of tax of $2,867,239 and ($1,538,890) for the years ended December 31, 2018 and 2017	(10,786,280)	1,068,080
Other comprehensive income (loss), before tax	(10,791,601)	1,084,276

Comprehensive loss	$(24,445,614)	$(1,111,090)

Loss per share
Basic and diluted loss per common share	$(0.29)	$(0.08)

Basic and diluted weighted average common shares outstanding	46,612,320	28,283,890

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2016	23,000,118	$2,300	$47,700	$7,478,850	$2,987,604	$10,516,454
Net loss	-	-	-	(2,195,366)	-	(2,195,366)
Shares issued in connection with acquisition of subsidiary	12,000,000	1,200	4,173,800	-	-	4,175,000
Issuance of shares for cash	7,131,890	713	3,019,002	-	-	3,019,715
Issuance of shares for services	665,000	67	344,933	-	-	345,000
Unrealized gain on investment, net of tax of ($1,538,890)	-	-	-	-	1,068,080	1,068,080
Foreign currency adjustment	-	-	-	-	16,196	16,196
Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079
Net loss	-	-	-	(13,654,013)	-	(13,654,013)
Issuance of shares for cash, net of issuance costs	4,202,600	420	2,608,911	-	-	2,609,331
Issuance of shares for services	1,320,378	132	1,190,246	-	-	1,190,378
Unrealized (loss) on investment, net of tax of $2,867,239	-	-	-	-	(10,786,280)	(10,786,280)
Foreign currency adjustment	-	-	-	-	(5,321)	(5,321)
Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,654,013)	$(2,195,366)
Stock-based compensation	1,190,378	345,000
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	39,876	31,278
Impairment of goodwill	6,509,942	-
Bad debt provisions	558,158	-
Changes in operating assets and liabilities:
Trade and other receivables	12,469	(1,905,527)
Accrued expenses	72,979	40,350
Trade and other payables	799,238	137,097
Trade and other receivables-related party	(1,482)	-
Taxes payable	(7,734)	48,526
Net cash used in operating activities	(4,480,190)	(3,498,642)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash and cash equivalents	-	1,870
Purchases of equipment	(20,100)	(18,863)
Net cash used in investing activities	(20,100)	(16,993)

Cash flows from financing activities:
Proceeds from the issuance of common shares	2,609,332	3,019,715
Deposit received (paid)	(30,000)	30,000
Proceeds from (repayment of) convertible loans	(45,791)	495,391
Proceeds from (repayment of ) term loans	299,571	(12,286)
Advances to directors	(642,655)	(253,669)
Advances from related parties	2,347,272	205,560
Net cash provided by financing activities	4,537,729	3,484,711

Increase (Decrease) in cash and cash equivalents	37,439	(30,924)

Effect of foreign currency translation	(36,490)	48,975
Cash and cash equivalents at beginning of year	40,372	22,321
Cash and cash equivalents at end of year	$41,321	$40,372

Supplemental cash flow disclosures:
Cash paid for loan interest	$56,891	$263
Cash paid for income tax	$15	$4,507

Major non-cash transactions:
Unrealized fair value gain (loss) on long-term investment	$(13,653,519)	$2,606,970
Shares issued for services	$1,190,378	$345,000
Shares issued for the acquisition of Qingdao Quanyao	$-	$4,175,000
Cancellation of other receivable for acquisition of Qingdao Quanyao	$-	$2,825,000
Assets assumed from the acquisition Qingdao Quanyao	$-	$280,458
Goodwill acquired in business combination	$-	$6,719,542

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

On January 30, 2015, the Company completed the acquisition of Rebel Holdings Limited (“Rebel FC”) pursuant to a Share Exchange Agreement. (“Share Exchange Agreement,” such transaction, the “Share Exchange Transaction”), whereby the Company issued to the Rebel FC Stockholder an aggregate of 20,700,000 shares of its Common Stock, in exchange for 100% of the equity interests of Rebel FC held by the Rebel FC Stockholder. The shares of Common Stock received by the Rebel FC Stockholder in the Share Exchange Transaction constitute approximately 90% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement. As a result of the Share Exchange Transaction, Rebel FC, together with its subsidiaries, Pure Heart Entertainment Pte Ltd. (“Pure Heart”) and SCA Capital Limited (“SCA Capital”), became the Company’s wholly-owned subsidiaries. The acquisition was accounted for as a reverse merger and recapitalization effected by the Share Exchange Transaction. Rebel FC is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their historical value and no goodwill has been recognized.

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

Also on January 30, 2015, the Company transferred 100% equity interests of Moxian Intellectual Property Limited (“Moxian IP), the Company’s subsidiary, to Moxian, Inc. (“MOXC”) pursuant to the Equity Transfer Agreement. As a result of the Equity Transfer Transaction, Moxian IP ceased to be a subsidiary of the Company.

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

Liquidity and capital resource

As of December 31, 2018, the Company had working capital deficiency of $4,856,536 as compared to working capital deficiency of $1,739,033 as of December 31, 2017.

Net cash used in operating activities for the year ended December 31, 2018 was $4,480,190 as compared to $3,498,642 for the year ended December 31, 2017. The cash used in operating activities for the financial year ended December 31, 2018 was primarily due to an increased net loss net of impairment of goodwill.

Net cash provided by financing activities for the year ended December 31, 2018 was $4,537,729 as compared to $3,484,711 for the year ended December 31, 2017. The cash provided by financing activities for the year ended December 31, 2018 are mainly from issuing of common shares and increased advances from related parties.

As of December 31, 2018, our accumulated deficits were $8,370,529. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

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

The Company also received financial support commitments from the Company’s related parties.

The Company believes that available cash and cash equivalents, together with actions as mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended December 31, 2018 and 2017 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Advertising and marketing expenditure

Advertising and marketing expenditure is expensed when incurred and is included in “cost of sales” in the consolidated statements of operations. Advertising and marketing expenses were US$466,752 and US$301,605 for the years ended December 31, 2018 and 2017, respectively.

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

Substantially all revenue was from sponsorships in the Company.

Currently, the Company’s revenues come from the following sources:

	Years ended December 31,
	2018	2017
Sponsorships	$222,271	$393,185
Other	1,512	-
Total	$223,783	$393,185

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumption include depreciation, allowance for trade receivables and prepayments, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks and have not experienced any losses from such concentrations.

Allowance for doubtful accounts

An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Allowance is reversed when the underlying balance of doubtful accounts are subsequently collected. Accounts receivable balances are written off after all collection efforts have been exhausted.

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

As of December 31, 2018 and 2017, financial instruments of the Company primarily comprise of cash, of cash, cash equivalents, other receivables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

The Company uses quoted prices in active markets to measure the fair value of the long-term investment, and is classified as a level 1 investment.

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

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our ultimate accounting policy election will depend on our estimates of future taxable income related to GILTI. Refer to the Note 12 - “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

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

The Company performed its annual goodwill impairment review for the year ended December 31, 2018 and determined to fully impair the goodwill arising from acquisition of Quanyao of $6,719,542 as of December 31, 2018.

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

For the years ended December 31, 2018 and 2017, one customer accounted for 100% and 99.9% of the Company’s total revenues, respectively.

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. In March 2019, the FASB issued ASU 2019-01, Codification Improvements to Topic 842, Leases. Management have adopted an accounting policy to not recognize an asset for leases with a term of twelve months or less, therefore does not believe the adoption of these ASUs would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In May 2019, the FASB Accounting Standards Board issued ASU No. 2019-06, “Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities” (“ASU 2019-06”). ASU 2019-06 extended the goodwill accounting alternative that allows an eligible entity to amortize goodwill acquired in a business combination and test that goodwill for impairment upon a triggering event. Management will not adopt the alternative goodwill accounting policy and does not expect this guidance would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The Company performed its annual goodwill impairment review for the year ended December 31, 2018 and determined to fully impair the goodwill arising from acquisition of Quanyao of $6,719,542 as of December 31, 2018.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of December 31,
	2018	2017

Trade and other receivables	$307,166	$60,905
Less: allowance for doubtful debts	(271,464)	-
Trade and other receivables, net	$35,702	$60,905

Movement of allowance for doubtful accounts was as follows:

	As of December 31,
	2018	2017

Balance at beginning of the year	$-	$-
Provision for doubtful accounts	282,356	-
Exchange rate effect	(10,892)
Balance at end of the year	$271,464	$-

5.	Property and equipment

Property and equipment are comprised of:

	As of December 31,
	2018	2017

Equipment	$135,010	$103,126
Less: accumulated depreciation	(111,164)	(71,657)
Total property and equipment, net	$23,846	$31,469

Depreciation expense for the years ended December 31, 2018 and 2017 were $26,595 and $18,304, respectively.

6.	Intangible assets

Intangible assets are comprised of:

	As of December 31,
	2018	2017

Trademark	$16,663	$16,974
Other intangible assets	131,487	133,945
	$148,150	$150,919
Less: accumulated amortization	(64,483)	(52,294)
Total intangible assets, net	$83,667	$98,625

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2018 and 2017, totaled $13,281 and $12,974, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2019	$13,281
2020	13,281
2021	13,281
2022	13,281
2023 and thereafter	30,543
$83,667

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of December 31,
	2018	2017

Balance at the beginning of the year	$6,719,542	$-
Goodwill arising from acquisition of Quanyao (Note 3)		6,719,542
Impairment of goodwill	(6,509,942)	-
Foreign currency translation adjustment	(209,600)	-
Balance at the end of the year	$-	$6,719,542

The Company performed its annual goodwill impairment review for the year ended December 31, 2018 based on Quaoyan’s current financial performance and management’s projection, and determined to fully impair the goodwill arising from acquisition of Quanyao of $6,719,542 as of December 31, 2018.

8.	Long-term investment

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

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC Common Stock are outstanding as of December 31, 2018 and 2017 respectively.

	As of December 31,
	2018	2017

Cost	$7,782,000	$7,782,000
Fair value adjustment	(6,455,169)	7,198,350
Total long-term investment	$1,326,831	$14,980,350

As of December 31, 2018 and 2017, the fair value of MOXC was $0.341 and $3.85, respectively. For the years ended December 31, 2018 and 2017, the fair value gain (loss) of ($13,653,519) and $2,606,970 was recognized respectively. The Company has no intention to sell the investment in the near future.

On April 22, 2019, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5 (the “Reverse Stock Split”). As a result, 778,200 and 778,200 shares of the MOXC Common Stock are outstanding as of April 22, 2019 and May 12, 2019, respectively.

On May 1, 2019, MOXC has requested an oral hearing to appeal the decision of the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) to delist MOXC’s securities from Nasdaq. The hearing was scheduled for June 6, 2019. On May 22, 2019, MOXC announced that it has been notified by Nasdaq that its bid price deficiency had been cured, and that MOXC is now in compliance with all applicable listing standards.

On June 20, 2019, the Board of Directors of the Company approved a distribution of 778,200 shares of MOXC’s common stock, $0.001 par value per share held by the Company. MOXC’s common stock will be distributed to the shareholders of the Company who were shareholders of the Company as of January 29, 2015. As a result, the Company held nil shares of the MOXC’s common stock since June 25, 2019.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Convertible and short-term loans

	As of December 31,
	2018	2017

Convertible loans-repayable within one year	$449,600	$495,391
Short-term loans-repayable within one year	296,576	-
Total	$746,176	$495,391

The interest expense for convertible loans for the years ended December 31, 2018 and 2017 were $50,492 and $29,258, respectively.

The interest expense for short-term loans for the years ended December 31, 2018 and 2017 were $141,393 and $263, respectively.

On March 15, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of Singapore Dollars (“S$”) 50,000 ($35,715) that the unrelated third-party individual advanced to the Company on March 15, 2017, and was repayable on March 14, 2018 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 71,430 shares of Company’s common stock after the Repayment Date. The loan was fully repaid on August 20, 2018.

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018.

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. As of December 31, 2018, the term loan was overdue, and was extended to May 2019.

On April 11, 2018, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of Singapore Dollars (“S$”) 100,000 ($73,404) that the unrelated third-party individual advanced to the Company on April 11, 2018, and was repayable on April 18, 2019 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 75,750 shares of Company’s common stock after the Repayment Date.  In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $1.00.

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($271,368) and S$100,000 ($75,380) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms. As of August 30, 2019, S$101,718 and S$8,200 were past due respectively for the two short term loans.

On October 24, 2018 and November 7, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and another financial institution entered into two separate agreements to advance to the Company two short term loans of S$32,900 ($24,800) and S$17,100 ($12,890) respectively. The two short term loans of S$32,900 and S$17,100 are guaranteed by a director of the Company and bear an effective interest rate of 2% and 2% per month, with 12 and 6 equal monthly repayment terms, respectively. As of August 30, 2019, S$51,430 in total were past due for the two short term loans.

All the above convertible loans and short-term loans are non-collateral loans.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Due to shareholders

As of December 31, 2018 and 2017, the due to shareholders is $2,849,411 and $1,178,675 respectively. The amount is unsecured, interest free due on demand and has no fixed terms of repayment.

11.	Stockholders’ equity

During January to December 2018, the Company issued 4,202,600 shares of common stock for net cash consideration of $2,609,331. The Company also issued 1,320,378 shares of common stock with total value of $1,190,378 to nine individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock issued for cash consideration.

12.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2018, future net operating losses of approximately $11.2 million are available to offset future operating income through 2037.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017 and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to a flat rate of 21% for periods after December 31, 2017 and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. As a result of the reduction of the corporate tax rate to 21%, U.S. GAAP require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. As a result of this revaluation, the Company reduced its pre-valuation allowance deferred tax asset by nil in the year ended December 31, 2017, with a corresponding decrease in the valuation allowance on its net deferred tax assets. The Company has no unrepatriated earnings in any of its foreign subsidiaries as they incurred losses since inception.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income.

The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2018.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016 and 2017 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $20,000 and $40,000 of interest and penalties accrued at December 31, 2018 and 2017, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $3,867,226 and $904,000 as of December 31, 2018 and 2017, respectively.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of December 31,
	2018	2017
Income tax expense is comprised of:
Current income tax	$20,015	$44,507
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,015	$44,507

The Company’s effective income tax rates were 0% and 2% for the years ended December 31, 2018 and 2017, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017.

	As of December 31,
	2018	2017

U.S. statutory rates	21%	21%
Foreign income not recognized in the U.S.	(21%)	(21%)
Effect of permanent difference (1)		2%
Effective income tax rates	0%	2%

(1)	Permanent difference consisted of mainly income tax non-deductible items, income tax penalty and interest.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of December 31, 2018 and 2017 are presented below:

	As of December 31,
	2018	2017

Unrealized fair value gains on long-term investment	$278,634	$3,145,874

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of December 31,
	2018	2017

Net operating loss carryforwards in the PRC	$1,663,913	$602,910
Net operating loss carryforwards in Singapore	210,046	76,655
Net operating loss carryforwards in the US	1,993,267	224,435
Less: valuation allowance	(3,867,226)	(904,000)
End of year	-	-

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Related party transactions

As at December 31, 2018 and 2017, amounts due to shareholders were $2,849,410 and $1,178,675 respectively. The amounts are unsecured, interest free due on demand and does not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of December 31,
	2018	2017

Beginning of year	$1,028,719	$978,974
Advances (Repayment) for the year, net	927,671	49,745
End of year	$1,956,390	$1,028,719

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of December 31,
	2018	2017

Beginning of year	$149,956	$47,458
Advances (Repayment) for the year, net	552,214	102,498
End of year	$702,170	$149,956

A summary of changes in the amount due to a director of the Company is as follows:

	As of December 31,
	2018	2017

Beginning of year	$-	$-
Advances (Repayment) for the year, net	190,850	-
End of year	$190,850	$-

14.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $240,280 and $61,536 for the years ended December 31, 2018 and 2017, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending December 31,
2019	$27,403
2020	5,888
2021	-
Total minimum lease payments	$33,291

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.	Commitments and contingencies (continued)

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note approximately the amount Company owed to a third party. The Company may expect the third party entitled to receive payment of such an instrument to enforce the promissory note.

On November 12, 2017, Rebel signed a tenancy contract with Shanghai Konghui Property Development Co., Ltd. for the rooms in Grand Gateway Tower 1, NO.1 Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, the latter froze the bank account of Rebel and brought Rebel to court. On April 24, 2019, the Court ruled Rebel to pay a net amount of RMB 164,865.86 (net of deposit RMB 268,957.47), inclusive of late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

15.	Subsequent events

On January 29, March 11, March 13, March 20, March 29, and April 1 2019, the Company entered into a series of Subscription Agreements (the “Subscription Agreements”) with ten individual third party investors (the “Investors”). The Investors are expected to remit $2,674,500 in exchange for 1,617,001 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreements. As of April 4, 2019, the Company received $1,500,000 from ten investors in full payment.

Per Subscription Agreement with Aetius Capital signed on March 14, 2019, Aetius Capital is expected to remit $500,000 and fully paid $500,000 on March 13, 2019 in exchange for 500,000 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreements. The company unconditionally guaranteed to buy back the shares issued at 150% above the purchase price if the Company failed to list on the NASDAQ stock exchange by December 31, 2019.

On March 13, May 30, July 12, July 23 and August 9, 2019, the Company entered into a series of Subscription Agreement (the “Subscription Agreements II”) with another six third party investor (the “Investors II”). The Investors II are expected to remit $1,302,000 in exchange for 868,001 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of August 30, 2019, the Company received $1,302,000 from those five investors in full payment.

On March 11 2019, the Company entered into a Subscription Agreement (the “Subscription Agreement III”) with an individual third party investor (the “Investor III”). The Investor is expected to remit $125,000 in exchange for 100,000 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreements. The Company has not yet received this payment as of August 30, 2019.

On February 14, July 23, July 25 and August 9 2019, the Company issued 1,525,164 shares of common stock with total value of $1,525,164 for employment benefit and professional services pursuant to Service Agreements entered with consultants. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stocks issued for cash consideration.

The foregoing description of the terms of the Subscription Agreement does not purport to be complete and is subject to, and qualified in its entirely by, the full text of the Subscription Agreement, which is expected to be filed as an exhibit to the Company’s upcoming periodic report.

As of February 19, 2019, the Company’s CEO and Guaixingqiu Technology (Shenzhen) Ltd. (“Guaixingqiu”) entered into an agreement to advance to the Company a short term loan of $150,000 RMB ($21,808) on February 19, 2019, and was repayable on March 31, 2019 (“Maturity Date”). The Company’s CEO shall transfer 200,000 shares of the Company held personally to Guaixingqiu, and grantees to offer at least six fighting-event production contracts valued at $500,000 RMB each to Guaixingqiu pursuant to the terms and conditions of this agreement. On March 29, 2019, the Company repaid $75,000 RMB ($10,904).

Except of the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended December 31, 2018.