Form 10-Q
period 2019-03-31
Rebel Group, Inc.
filed 2019-11-04
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 333-177786

REBEL GROUP, INC.

(Exact name of registrant as specified in charter)

Florida	45-3360079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500A Beach Road, Unit 12-313, The Plaza Singapore 199591	199591
(Address of principal executive offices)	(Zip Code)

+6562941531

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of October 31, 2019
Common Stock, $0.0001	52,237,271

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Stated in US Dollars)

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,358	$41,321
Restrict cash	22,477	-
Deposits	10,376	10,124
Trade and other receivables	92,004	35,702
Total current assets	309,215	87,147

Property and equipment, net	20,287	23,846
Intangible assets, net	72,443	83,667
Long-term investment	2,015,538	1,326,831
TOTAL ASSETS	$2,417,483	$1,521,491
COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible loans	$448,329	$449,600
Short-term loans	247,332	296,576
Accrued expenses	67,213	102,237
Trade and other payables	902,717	1,185,207
Due to shareholders	2,735,930	2,849,410
Income taxes payable	80,651	60,653
Total current liabilities	4,482,172	4,943,683
Deferred tax liabilities	-	278,634
TOTAL LIABILITIES	$4,482,172	$5,222,317

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at March 31, 2019 and December 31, 2018)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 50,219,986 and 48,319,986 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	5,022	4,832
Additional paid-in capital	13,187,302	11,384,592
Accumulated deficit	(15,244,202)	(8,370,529)
Accumulated other comprehensive loss	(12,811)	(6,719,721)
Total shareholders’ deficit	(2,064,689)	(3,700,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,417,483	$1,521,491

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues, net	$-	$-

Operating expenses
Cost of sales	(779)	-
Depreciation and amortization expenses	(15,073)	(9,376)
General and administrative expenses	(1,001,860)	(1,482,815)
Loss from operations	(1,017,712)	(1,492,191)

Other (expenses) income
Convertible loan interest	(11,061)	(10,488)
Bank loan interest	(24,235)	-
Interest income	5	5,283
Recognized loss from changes in fair value as a result of investment disposition	(5,766,462)	-
Other expense	(34,208)	-
Total other expenses	(5,835,961)	(5,204)

Loss before income tax expenses	(6,853,673)	(1,497,395)
Income tax expenses	(20,000)	-
Net loss	(6,873,673)	(1,497,395)

Other comprehensive loss
Foreign currency translation adjustments	(26,893)	7,589
Change in fair value related to long-term investment, net of tax of $nil and $653,688 for the three months ended March 31, 2019 and 2018, respectively	-	(2,459,112)
Other comprehensive loss	(26,983)	(2,451,523)

Total comprehensive loss	$(6,900,566)	$(3,948,918)

Loss per share
Basic and diluted loss per common share	$(0.14)	$(0.03)
Basic and diluted weighted average common shares outstanding	49,029,764	45,189,876

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Stated in US Dollars)

	For the three months ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)
Cumulative effect of changes in accounting principles related to financial instruments	-	-	-	(5,766,462)	6,733,803	967,341
Net loss	-	-	-	(1,107,211)	-	(1,107,211)
Issuances of shares for cash	1,560,000	156	1,462,744	-	-	1,462,900
Issuances of shares for services	340,000	34	339,966	-	-	340,000
Foreign currency adjustment	-	-	-	-	(26,893)	(26,893)
Balance, March 31, 2019 (unaudited)	50,219,986	$5,022	$13,187,302	$(15,244,202)	$(12,811)	$(2,064,689)

	For the three months ended March 31, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079
Net loss	-	-	-	(1,497,395)	-	(1,497,395)
Issuances of shares for cash	753,000	75	612,070	-	-	612,145
Issuances of shares for services	650,000	65	519,935	-	-	520,000
Issuances of shares for placements	1,453,860	145	(145)	-	-	-
Unrealized (loss) on investment, net of tax of $653,668	-	-	-	-	(2,459,112)	(2,459,112)
Foreign currency adjustment	-	-	-	-	7,589	7,589
Balance, March 31, 2018 (unaudited)	45,653,868	$4,565	$8,717,295	$3,786,089	$1,620,357	$14,128,306

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,873,673)	$(1,497,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	340,000	520,000
Depreciation and amortization expense	15,073	9,376
Recognized loss from changes in fair value as a result of investment disposition	5,766,462
Provision for doubtful accounts	2,963	-
Changes in operating assets and liabilities:
Trade and other receivables	(8,471)	(4,718)
Accrued expenses	(35,024)	57,662
Trade and other payables	(289,430)	(29,879)
Trade and other receivables - related party	-	(1,516)
Taxes payable	20,000	(8,041)
Net cash used in operating activities	(1,062,100)	(954,511)

Cash flows from investing activities:
Purchases of equipment	-	(13,257)
Net cash used in investing activities	-	(13,257)

Cash flows from financing activities:
Proceeds from the issuances of common stock	1,412,900	612,145
Deposits	-	317,511
Repayments of term loan	(111,783)	-
Advances from related parties	(108,041)	109,568
Net cash provided by financing activities	1,193,076	1,039,224

Increase in cash, cash equivalents and restricted cash	130,976	71,456

Effect of foreign currency translation	34,538	16,003
Cash, cash equivalents and restricted cash at beginning of period	41,321	40,372
Cash, cash equivalents and restricted cash at end of period	$206,835	$127,831

Supplemental cash flow disclosures:
Cash paid for interest	$3,440	$-
Cash paid for income tax	-	-

Significant non-cash transactions:
Unrealized fair value gain (loss) on long-term investment	$-	$(3,112,800)

The following table provide a reconciliation of cash, cash equivalents and restrict cash reported within the statement of financial position that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Cash and cash equivalents	$184,358	$41,321
Restrict cash	22,477	-
	206,835	41,321

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., also known as Rebel Fighting Championship, its trade name, the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top-level athletic talents. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries by hosting events that attract talented fighters from all over the world.

On June 21, 2017, Pure Heart Entertainment Pte Ltd. (“Pure Heart”) formed Rebel Shanghai Limited in Shanghai, China in order to acquire Qingdao Quanyao Sports Consulting Co., Ltd., a company organized under the laws of the PRC (“Qingdao Quanyao”) and to facilitate the Company’s planned business expansion in the southern part of the PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Naixin Qi, who was the sole shareholder of Qingdao Quanyao.

Pursuant to the Share Transfer Agreement, Pure Heart, through a wholly foreign owned entity (the “WOFE”) agreed to acquire 100% of the outstanding equity interests of Qingdao Quanyao from the Shareholder for a purchase price of $7,000,000 (the “Purchase Price”) including: (i) the forgiveness of debt owed by Qingdao Quanyao Sports Consulting Co. Ltd, a company organized under the laws of PRC (“Quanyao), to Pure Heart as of October 1, 2017, in the amount of approximately $2,825,000 (the “Forgiven Debts”) and (ii) 12,000,000 shares (of common stock of the Company (“Common Stock”), par value $0.0001 per share (the “Shares”) (See Note 3 to the consolidated financial statements for further details).

Qingdao Quanyao holds 50% of the issued shares of Qingdao Leibo Sports Culture Co., Ltd. (“Leibo”) since January 8, 2015, the date of Leibo’s incorporation.

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

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The fiscal year end is December 31.

Liquidity  and Going Conern

On March 31, 2019, the Company had a working capital deficit of $4,172,957 (unaudited) and cash on hand of $184,358 (unaudited) as compared to working capital deficit of $4,856,536 and cash on hand of $41,321 as of December 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2019 was $1,062,100 (unaudited) as compared to net cash used in operating activities of $954,511 (unaudited) for the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily due to an increased in trade and other payables.

Net cash provided by financing activities for the three months ended March 31, 2019 was $1,193,076 (unaudited) as compared to $1,039,224 (unaudited) for the three months ended March 31, 2018. The increase in net cash provided by financing activities was primarily due to the issuance of shares of common stock.

As of March 31, 2019, our accumulated deficit was $15,244,202 (unaudited). Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to achieve profitability and grow in the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

In order to improve the efficiency of our operations, reduce costs and develop core cash-generating business, we may need to seek advances from major shareholders, seek additional public and/or private issuance of securities, as well as look for strategic business partners to optimize our operations.

On July 12, July 23 and August 9, 2019, the Company entered into several Subscription Agreements (the “Subscription Agreements”) with four third-party investors (the “Investors”), according to which the Investors will pay $1,210,000 in exchange for 806,667 shares of the Company’s common stock. As of the date of this quarterly report on Form 10-Q, the Investors have received 806,667 shares of the Company’s common stock and the Company has yet to receive any payments. The Company expects to receive the payments in full by December 31, 2019.

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with interest of 8% per annum. The Investor may convert all of the principal amount of the loan into 1,500,000 shares of Company’s common stock at any time through September 12, 2020. Pursuant to the terms of the Investment Agreement, the Investor paid the Company $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019.

The Company believes that available cash and cash equivalents, together with the actions mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

The Company plans to derive revenues principally from the following sources: (i) advertising and sponsorship sales, (ii) live event ticket sales, and (iii) direct-to-consumer sales of merchandise at the live event venues. The below describes the revenue recognition policies in further detail for each major revenue source of the Company.

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

Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumption include depreciation, allowance for trade receivables and prepayments, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets/liabilities. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks and have not experienced any losses from such concentrations.

Restricted cash

Restricted cash represents deposits not readily available to the Company. Restricted cash as of March 31, 2019 represented cash frozen for a court decision.

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

As of March 31, 2019 and December 31, 2018, financial instruments of the Company primarily comprise of cash, cash equivalents, restricted cash, other receivables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore and PRC subsidiaries maintain their books and records in their respective local currency, the Singapore dollar (“SGD”) and Renminbi (“RMB”), which are functional the primary currencies in Singapore and China.

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

Impairment of long-lived assets

The Company reviews its long-lived assets, including property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying values of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Company would recognize an impairment loss based on the excess of the carrying value over the assessed discounted cash flow amount.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ deficit. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other comprehensive income, net of taxes in the unaudited consolidated statement of operations.

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

Our functional currency is the RMB and Singapore dollars in subsidiaries in China and Singapore, respectively, and our financial statements are presented in U.S. dollars. The Singapore dollars depreciated slightly by 0.3% in the three months ended March 31, 2019. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. The change in the value of the RMB relative to the U.S. dollar may affect our financial results reported in the U.S. dollar terms without giving effect to any underlying changes in our business or results of operations. Currently, our assets, liabilities, revenues and costs are denominated in RMB.

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

Risks and Uncertainties

The significant operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

Recently Issued Accounting Guidance

The Company does not believe any recently issued but not yet effective accounting statements, would have a material effect on the Company’s financial position or on the results of operations.

3.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Trade and other receivables	$373,202	$307,166
Less: allowance for doubtful debts	(281,198)	(271,464)
Trade and other receivables, net	$92,004	$35,702

Movement of allowance for doubtful accounts was as follows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Balance at beginning	$271,464	$-
Provision for doubtful accounts	2,963	282,356
Exchange rate effect	6,771	(10,892)
Balance at end	$281,198	$271,464

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment

Property and equipment are comprised of:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Equipment	$135,774	$135,010
Less: accumulated depreciation	(115,487)	(111,164)
Total property and equipment, net	$20,287	$23,846

Depreciation expense for the three months ended March 31, 2019 and 2018 were $4,001 and $5,982, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Trademark	$16,615	$16,663
Other intangible assets	131,116	131,487
	$147,731	$148,150
Less: accumulated amortization	(75,288)	(64,483)
Total intangible assets, net	$72,443	$83,667

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended March 31, 2019 and 2018, totaled $11,072 and $3,394, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending March 31,
2020	$14,885
2021	14,885
2022	14,885
2023	14,586
2024 and thereafter	13,202
$72,443

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Long-term investment

On January 30, 2015, Moxian, Inc. (“MOXC”) issued a convertible promissory note to the Company for $7,782,000 (the “MOXC Note”). The MOXC Note was due and payable on October 30, 2015. Under the MOXC Note, MOXC had the option to convert any and all amounts due under the MOXC Note into shares of common stock of MOXC (the “MOXC Common Stock”) at the conversion price of $1.00 per share (“Conversion Price”), if the volume weighted average price (“VWAP”) of MOXC Common Stock for 30 trading days immediately prior to the date of conversion was higher than the Conversion Price. MOXC also had a right of first refusal to purchase the shares issuable upon conversion of the MOXC Note at the price of 80% of the VWAP of MOXC Common Stock for 30 trading days immediately prior to the date of the proposed repurchase by MOXC.

On August 14, 2015, due to the VWAP of the MOXC Common Stock for 30 trading day prior to August 14, 2015 being higher than $1.00, which triggered the clause of conversion under the MOXC Note, MOXC notified the Company that it elected to convert the amount of $3,891,000 under the MOXC Note into 3,891,000 shares of the MOXC Common Stock at the conversion price of $1.00 (“August Conversion”). As a result of the August Conversion, the balance of the MOXC Note was $3,891,000.

On September 28, 2015, MOXC notified the Company that it elected to convert the outstanding balance of the MOXC Note, $3,891,000, into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and the September Conversion, the full amount of the MOXC Note was converted into an aggregate of 7,782,000 shares of the MOXC Common Stock, and as a result no amount under the MOXC Note was outstanding as of December 31, 2015.

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC Common Stock are outstanding as of March 31, 2019 and December 31, 2018, respectively.

On April 22, 2019, MOXC approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5 (the “Reverse Stock Split”). As a result, the 3,891,000 shares of MOXC Common Stock held by the Company were converted into 778,200 shares of the MOXC Common Stock as of April 22, 2019.

On May 1, 2019, MOXC has requested an oral hearing to appeal the decision of the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) to delist MOXC’s securities from Nasdaq. The hearing was scheduled for June 6, 2019. On May 22, 2019, MOXC announced that it had been notified by Nasdaq that its bid price deficiency had been cured, and that MOXC was now in compliance with all applicable listing standards.

On June 20, 2019, the Board of Directors of the Company approved a distribution of 778,200 shares of MOXC’s common stock, $0.001 par value per share held by the Company. MOXC’s common stock will be distributed to the shareholders of the Company who were shareholders of the Company as of January 29, 2015. As a result, the Company did not hold any shares of the MOXC Common Stock since June 25, 2019.

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	(5,766,462)	(6,455,169)
Total long-term investment	$2,015,538	$1,326,831

As of December 31, 2018, the fair value of MOXC was $0.341 per share. The subsequent disposition of the investment had a material and direct effect on the financial statements therefore the investment as of March 31, 2019 should be presented at the fair value as of June 21, 2019, the transaction date. On June 21, 2019, MOXC’s fair value was $2.59 per share. For the three months ended March 31, 2019 and 2018, the changes in fair value of $(5,766,462) and $(3,112,800) was recognized respectively. For the six months ended March 31, 2019, $5,766,462 of loss was recognized upon the disposal of MOXC’s shares.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible and short-term loans

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Convertible loans-repayable within one year	$448,329	$449,600
Short-term loans-repayable within one year	247,332	296,576
Total	$695,661	$746,176

The interest expense for convertible loans for the three months ended March 31, 2019 and 2018 was $11,061and $10,488, respectively.

The interest expense for short-term loans for the three months ended March 31, 2019 and 2018 was $24,235 and $nil, respectively.

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and that was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual had the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual had the option to convert all of the principal amount, into shares of the Company’s common stock (“Conversion Right”) at any time for the period commencing on March 24, 2017 and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right were to be exercised within seven Business Days immediately following the Maturity Date, the conversion was to be based on the share price of $0.50. In the event that the Conversion Right were to be exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion were to be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018. As of March 31, 2019, the remaining outstanding principal balance of S$100,000 ($73,197) plus interests were past due.

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and that was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director had the option to convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on May 5, 2017 and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right were to be exercised within seven Business Days immediately following the Maturity Date, the conversion was to be based on the share price of $0.50. In the event that the Conversion Right were to be exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion was to be based on the share price of $0.60. As of March 31, 2019, the full balance of the term loan was overdue.

On April 11, 2018, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of S$100,000 ($73,404) that the unrelated third-party individual advanced to the Company on April 11, 2018, and was repayable on April 18, 2019 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual had the option to convert all of the principal amount into 75,750 shares of Company’s common stock after the Repayment Date.  In the event that the Conversion Right were to be exercised within seven Business Days immediately following the Maturity Date, the conversion was to be based on the share price of $1.00. As of March 31, 2019, the full balance of the term loan was overdue.

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($271,368) and S$100,000 ($75,380) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms. As of September 30, 2019, S$180,165($130,270) and S$28,403($20,537) were past due respectively for the two short term loans.

On October 24, 2018 and November 7, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and another financial institution entered into two separate agreements to advance to the Company two short term loans of S$32,900 ($24,800) and S$17,100 ($12,890) respectively. The two short term loans of S$32,900 and S$17,100 are guaranteed by a director of the Company and bear an effective interest rate of 2% and 2% per month, with 12 and 6 equal monthly repayment terms, respectively. As of September 30, 2019, S$60,032($43,407) in aggregate was past due for the two short term loans.

All the above convertible loans and short-term loans are non-collateral loans.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Due to shareholders

As of March 31, 2019 and December 31, 2018, the amounts due to certain shareholders are $2,735,930 (unaudited) and $2,849,410 respectively and are unsecured, interest free.

9.	Stockholders’ deficit

For the three months ended March 31, 2018, the Company issued 753,000 shares of common stock for net cash consideration of $612,145 and 2,103,860 shares of common stock for services with total value of $520,000, the consideration of which was determined based on recent cash transactions.

For the three months ended March 31, 2019, the Company issued 1,560,000 shares of common stock for net cash consideration of $1,462,900. The Company cancelled 100,000 shares of common stock on September 11, 2019. The Company also issued 340,000 shares of common stock with total value of $340,000 to three individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

10.	Taxation

The Company and its subsidiaries file separate income tax returns.

United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida, and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of March 31, 2019, future net operating losses of approximately $12.2 million are available to offset future operating income through 2037.

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

The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI as of March 31, 2019.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $80,000 and $60,000 of interest and penalties accrued at March 31, 2019 and December 31, 2018, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $5,302,343 and $3,867,226 as of March 31, 2019 and December 31, 2018, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the three months ended
	March 31, 2019	March 31, 2018
Income tax expense is comprised of:	(Unaudited)
Current income tax	$20,000	$-
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,000	$-

The Company’s effective income tax rates were 0% for the three month ended March 31, 2019 and 2018, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of March 31, 2019 and December 31, 2018.

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
U.S. statutory rates	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
Effective income tax rates	0%	0%

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of March 31, 2019, and December 31, 2018 are presented below:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Unrealized fair value gains on long-term investment	$-	$278,634

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforwards in the PRC	$1,719,139	$1,663,913
Net operating loss carryforwards in Singapore	310,735	210,046
Net operating loss carryforwards in the US	3,272,469	1,993,267
Less: valuation allowance	(5,302,343)	(3,867,226)
End of period	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

As at March 31, 2019 and December 31, 2018, amounts due to shareholders were $2,735,930 and $2,849,410 respectively which are unsecured, interest free due on demand and do not have a fixed repayment date.

A summary of changes in the amount due to the Chairman of the Company is as follows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$1,956,390	$1,028,719
(Repayment) Advances for the period, net	(65,764)	927,671
End of period	$1,890,626	$1,956,390

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$702,170	$149,956
Advances for the period, net	47,979	552,214
End of period	$750,149	$702,170

A summary of changes in the amount due to a director of the Company is as follows:

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$190,850	$-
(Repayment) Advances for the period, net	(95,695)	190,850
End of period	$95,155	$190,850

12.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating leases. Rent expense amounted to $29,568 and $26,074 for the three months ended March 31, 2019 and 2018, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending March 31,
2020	$22,127

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Commitments and contingencies (continued)

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”). In its complaint against the Company filed on September 13, 2018, in the Supreme Court of the City of New York County of New York, Ofsink alleged, among other claims, that the Company failed to pay for legal services provided by Ofsink in the amounts set forth on uncontested invoices for $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of such invoices. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell its debt to a third party. The third party to whom such debt was assigned may try to seek payment from the Company. As of the date of this Report, the Company is not aware of any such request for payment.

On November 12, 2017, Rebel signed a lease agreement with Shanghai Konghui Property Development Co., Ltd. (“Konghui”) for an office space at Room No.1, Grand Gateway Tower, Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, Konghui brought a lawsuit against Rebel in the Shanghai Xuhui District People’s Court (the “Court”). On April 24, 2019, the Court ordered Rebel to pay a net amount of RMB 164,865.86, which included late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

On October 12, 2019, a legal search for outstanding litigation matters in the PRC indicated that a claim has been filed in a Shanghai court for a sum of RMB159,155. The Company is presently trying to establish the details of the alleged claim and as of the date of this Report has not received any summons or other documents in relation to such claim. The Company intends to thoroughly review those allegations and vigorously defend such claim.

13.	Subsequent events

On April 1 2019, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one individual third party investor (the “Investor”) for the sale of 50,000 shares of the Company’s common stock in consideration of the sum of $50,0000. As of April 4, 2019, the Company received $50,000 from this investor in full payment.

Effective May 7, 2019, the Board of Directors of the Company appointed Mr. Benjamin Cher as a member of the Board of Directors. The Company and Mr. Cher entered into a Board of Directors Services Agreement on May 7, 2019 (the “Services Agreement”) in connection with his appointment as a member of the Board of Directors of the Company. Pursuant to the Services Agreement, Mr. Cher will be entitled to monthly fees of SGD $6,000 and 480,000 shares of common stock the Company to be issued in two installments. Mr. Cher may be eligible for an additional 720,000 shares of common stock the Company based upon certain conditions. On July 23, 2019, the first installment of 240,000 shares of common stock was issued to Mr. Cher.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Subsequent events (continued)

On May 30, July 12, July 23 and August 9, 2019, the Company entered into several Subscription Agreements (the “2019 Subscription Agreements”) with five third party investors (the “2019 Investors”). The 2019 Investors are expected to remit $1,287,000 in exchange for 858,001 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreements. As of August 30, 2019, the Company received $1,287,000 from those five investors in full payment.

On July 23, July 25, August 9 and September 18, 2019, the Company issued 1,209,284 shares of common stock with a total value of $1,209,284 for employment benefit and professional services pursuant to Service Agreements entered with consultants. The value of the shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stocks issued for cash consideration.

On September 11, 2019, the Company cancelled 100,000 shares of common stock.

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with interest of 8% per annum. The Investor may convert all of the principal amount of the loan into 1,500,000 shares of the Company’s common stock at any time through September 12, 2020. Pursuant to the terms of the Investment Agreement, the Investor paid the Company $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019.

On September 5, 2019, the Chairman of the Company, the CEO of the Company, and the Company entered into an agreement to advance S$70,000 to the Company as a loan, with such amount repayable on October 4, 2019 and bearing no interest rate. On October 5, 2019, the Company repaid the full amount of the loan.

On September 6, 2019, the Company and one third-party individual entered into an agreement to advance S$50,000 to the Company as a loan, with such amount repayable on September 17, 2019 (the “Maturity Date”) with an interest of 12%. On September 23, 2019, the Company repaid the principal and interest in total of S$56,000 as satisfaction for the full amount of the loan.

On September 6, 2019, the Company and another third-party individual entered into an agreement to advance S$60,000 to the Company as a loan, with such amount repayable on October 6, 2019, with an interest of 5% per month. On October 4, 2019, the Company repaid the principal and interest in total of S$63,000 as satisfaction for the full amount of the loan.

On September 7, 2019, the Company and one third-party individual entered into an agreement to advance S$30,000 to the Company as a loan, with such amount repayable on October 7, 2019 with an interest of 5% per month. On September 23, 2019, the Company repaid the principal and interest of S$30,125 as satisfaction for the full amount of the loan.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

The “Company”, “we,” “us,” and “our,” in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC; (ii) Pure Heart; (iii) SCA Capital; (iv) Rebel Shanghai; and (v) Qingdao Quanyao.

Business Overview

The Company, through Rebel FC, organizes, promotes and hosts Mixed Martial Arts (“MMA”) events featuring athletic talent with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

The Company seeks to promote MMA in China through hosting quality matches, live TV broadcast and inspiring reality series that attract talented fighters from all over the world. MMA is unarmed combat involving combinations of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and boxing. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. While boxers can strike only with their fists and target only above the belt, MMA fighters can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

The Company held two events in 2018 with one in Shanghai and one in Guangzhou.

The first event in 2018 was held on April 29, 2018 at Kerry Hotel in Shanghai. The event was broadcast live by Guangdong Sports TV, other satellite TV stations and major social media platforms. The viewership for the event from television and social media, respectively, were 4.06 million and 8.33 million.

The second event in 2018 took place in at Guangzhou Tianhe Stadium in Guangzhou on May 30, 2018. The event was broadcast live by Guangdong Sports TV, major satellite TV stations such as Tianjin Sports and Qinghai Satellite TV as well as major digital streaming platforms such as Youku, PP Sports and YY.com. The viewership for the event from television and social media, respectively, was 4.99 million and 8.15 million.

The Company has not held any MMA event during the period covered by this quarterly report on Form 10-Q.

Results of Operations

For the three months ended March 31, 2019 and March 31, 2018

Gross Revenues

The Company received revenues of $nil (unaudited) during the three months ended March 31, 2019 and March 31, 2018.

The Company’s cost of revenue was $799 (unaudited) for the three months ended March 31, 2019, compared to $nil (unaudited) for the three months ended March 31, 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were $1,017,712 (unaudited) and $1,492,191 (unaudited), respectively. The operating expense include filing fees, professional fees, payroll and benefits, and other general expenses. The decrease in operating expenses was due to there was no event held in the three months ended March 31, 2019.

Net Loss

Net loss for the three months ended March 31, 2019 and 2018 were $6,783,673 (unaudited) and $1,497,395 (unaudited), respectively. Basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 were $0.14 (unaudited) and $0.03 (unaudited), respectively.

Liquidity and Capital Resources

On March 31, 2019, we had a working capital deficit of $4,172,957 (unaudited) and cash and cash equivalents of $184,358 (unaudited) as compared to our working capital deficit of $4,856,536 and cash and cash equivalents of $41,321 as of December 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2019 was $1,062,100 (unaudited) as compared to net cash used in operating activities of $954,511(unaudited) for the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily due to increases in trade and other payables.

Net cash provided by financing activities for the three months ended March 31, 2019 was $1,193,076 (unaudited) as compared to that of $1,039,224 (unaudited) for the three months ended March 31, 2018. The increase in net cash provided by financing activities was primarily due to common share issuances.

On April 1 2019, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one individual third party investor (the “Investor”). The Investor is expected to remit $50,000 in exchange for 50,000 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of April 4, 2019, the Company received $50,000 from this investor in full payment.

On May 30, July 12, July 23 and August 9, 2019, the Company entered into a series of Subscription Agreement (the “Subscription Agreements II”) with another five third party investor (the “Investors II”). The Investors II are expected to remit $1,287,000 in exchange for 858,001 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of August 30, 2019, the Company received $1,287,000 from those five investors in full payment.

On September 13, 2019, the CEO of the Company and a third-party investor entered into an investment agreement, extending $3 million to the Company for the Rebel 10 event to be held in December 2019. Based on the agreement, the fund extended is a 1-year convertible loan totaled $1.5 million with an interest of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing on the date hereof and ending on September 12, 2020. The investment agreement also listed additional rights shall be entitled to the investor. The Company received $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019 under the investment agreement.

The Company also received financial support commitments from the Company’s related parties.

We believe that available cash and cash equivalents, together with actions as mentioned above, should enable us to meet anticipated cash needs for at least the next 12 months after the date that the financial statements of this Form 10-Q is issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures. This will have negative influence upon our business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, allowance for trade receivables and prepayments, and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets/liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the material weaknesses disclosed in the Company’s Form 10-K for the year ended December 31, 2018 continue to exist and accordingly, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Changes in internal control over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”). In its complaint against the Company filed on September 13, 2018, in the Supreme Court of the City of New York County of New York, Ofsink alleged, among other claims, that the Company failed to pay for legal services provided by Ofsink in the amounts set forth on uncontested invoices for $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of such invoices. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell its debt to a third party. The third party to whom such debt was assigned may try to seek payment from the Company. As of the date of this Report, the Company is not aware of any such request for payment.

On November 12, 2017, Rebel signed a lease agreement with Shanghai Konghui Property Development Co., Ltd. (“Konghui”) for an office space at Room No.1, Grand Gateway Tower, Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, Konghui brought a lawsuit against Rebel in the Shanghai Xuhui District People’s Court (the “Court”). On April 24, 2019, the Court ordered Rebel to pay a net amount of RMB 164,865.86, which included late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

On October 12, 2019, a legal search for outstanding litigation matters in the PRC indicated that a claim has been filed in a Shanghai court for a sum of RMB159,155. The Company is presently trying to establish the details of the alleged claim and as of the date of this Report has not received any summons or other documents in relation to such claim. The Company intends to thoroughly review those allegations and vigorously defend such claim.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2019, the Company issued 1,560,000 shares of common stock for a net cash consideration of $1,462,900. The Company also issued 340,000 shares of common stock with total value of $340,000 to three individuals as compensation for professional services, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock issued for cash consideration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2*	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013)

3.3*	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014)

3.4*	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5*	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011)

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2019	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: November 1, 2019	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: November 1, 2019	Rebel Group, Inc.

	By:	/s/ Chee Keong Teng
Chee Keong Teng
Member of Board of Directors