Form 10-Q
period 2019-06-30
Rebel Group, Inc.
filed 2019-11-04
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Stated in US Dollars)

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,046	$41,321
Restricted cash	21,972	-
Deposits	10,142	10,124
Trade and other receivables	41,290	35,702
Total current assets	91,450	87,147

Property and equipment, net	15,990	23,846
Intangible assets, net	69,427	83,667
Long-term investment	-	1,326,831
TOTAL ASSETS	$176,867	$1,521,491
COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible loans	$452,752	$449,600
Short-term loans	244,210	296,576
Accrued expenses	108,816	102,237
Trade and other payables	889,842	1,185,207
Due to shareholders	2,734,666	2,849,410
Income taxes payable	80,656	60,653
Total current liabilities	4,510,942	4,943,683
Deferred tax liabilities	-	278,634
TOTAL LIABILITIES	$4,510,942	$5,222,317

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at June 30, 2019 and December 31, 2018)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 50,321,320 and 48,319,986 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	5,032	4,832
Additional paid-in capital	11,298,754	11,384,592
Accumulated deficit	(15,735,086)	(8,370,529)
Accumulated other comprehensive loss	97,225	(6,719,721)
Total shareholders’ deficit	(4,334,075)	(3,700,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176,867	$1,521,491

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$223,783	$-	$223,783

Operating expenses
Cost of sales	(20,987)	(1,799,465)	(21,766)	(1,862,314)
Depreciation and amortization expenses	(7,577)	(10,244)	(22,650)	(19,620)
General and administrative expenses	(416,188)	(996,106)	(1,418,048)	(2,416,072)
Loss from operations	(444,752)	(2,582,032)	(1,462,464)	(4,074,223)

Other (expenses) income
Convertible loan interest	(11,952)	(10,090)	(23,013)	(20,578)
Bank loan interest	(18,325)	(12,350)	(42,560)	(12,350)
Interest income	1	734	6	6,018
Recognized loss from changes in fair value as a result of investment disposition	-	-	(5,766,462)	-
Other expense	(15,856)	-	(50,064)	-
Total other expenses	(46,132)	(21,706)	(5,882,093)	(26,910)

Loss before income tax expenses	(490,884)	(2,603,738)	(7,344,557)	(4,101,133)
Income tax expenses	-	-	(20,000)	-
Net loss	(490,884)	(2,603,738)	(7,364,557)	(4,101,133)

Other comprehensive gain (loss)
Foreign currency translation adjustments	110,036	114,701	83,143	122,290
Change in fair value related to long-term investment, net of tax of $nil and $1,545,155 for the six months ended June 30, 2019 and 2018, respectively	-	(3,353,614)	-	(5,812,726)
Other comprehensive gain (loss)	110,036	(3,238,913)	83,143	(5,690,436)

Total comprehensive loss	$(380,848)	$(5,842,651)	$(7,281,414)	$(9,791,569)

Loss per share
Basic and diluted loss per common share	$(0.01)	$(0.06)	$(0.15)	$(0.09)
Basic and diluted weighted average common shares outstanding	50,286,924	46,052,857	49,661,817	45,623,750

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(Stated in US Dollars)

	For the three and six months ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)
Cumulative effect of changes in accounting principles related to financial instruments	-	-	-	(5,766,462)	6,733,803	967,341
Net loss	-	-	-	(1,107,211)	-	(1,107,211)
Issuance of shares for cash	1,560,000	156	1,462,744	-	-	1,462,900
Issuance of shares for services	340,000	34	339,966	-	-	340,000
Foreign currency adjustment	-	-	-	-	(26,893)	(26,893)
Balance, March 31, 2019 (unaudited)	50,219,986	$5,022	$13,187,302	$(15,244,202)	$(12,811)	$(2,064,689)

Net loss	-	-	-	(490,884)	-	(490,884)
Issuance of shares for cash	101,334	10	126,990	-	-	127,000
Transfer of long-term investment to shareholders	-	-	(2,015,538)	-	-	(2,015,538)
Foreign currency adjustment	-	-	-	-	110,036	110,036
Balance, June 30, 2019 (unaudited)	50,321,320	$5,032	$11,298,754	$(15,735,086)	$97,225	$(4,334,075)

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Unaudited)

(Stated in US Dollars)

	For the three and six months ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079
Net loss	-	-	-	(1,497,395)	-	(1,497,395)
Issuances of shares for cash	753,000	75	612,070	-	-	612,145
Issuances of shares for services	650,000	65	519,935	-	-	520,000
Issuances of shares for placements	1,453,860	145	(145)	-	-	-
Unrealized loss on investment, net of tax of $653,668	-	-	-	-	(2,459,112)	(2,459,112)
Foreign currency adjustment	-	-	-	-	7,589	7,589
Balance, March 31, 2018 (unaudited)	45,653,868	$4,565	$8,717,295	$3,786,089	$1,620,357	$14,128,306

Net loss	-	-	-	(2,603,738)	-	(2,603,738)
Issuances of shares for cash	350,000	35	349,965	-	-	350,000
Issuances of shares for services	276,000	28	275,972	-	-	276,000
Issuances of shares for placements	-	-	-	-	-	-
Unrealized loss on investment, net of tax of $891,467	-	-	-	-	(3,353,614)	(3,353,614)
Foreign currency adjustment	-	-	-	-	114,701	114,701
Balance, June 30, 2018 (unaudited)	46,279,868	$4,628	$9,343,232	$1,182,351	$(1,618,556)	$8,911,655

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,364,557)	$(4,101,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	340,000	796,000
Depreciation and amortization expense	22,650	19,620
Provision for doubtful accounts	16,103	-
Recognized loss from changes in fair value as a result of investment disposition	5,766,462	-
Changes in operating assets and liabilities:
Trade and other receivables	(21,638)	(374,878)
Accrued expenses	6,579	953,361
Trade and other payables	(220,173)	(29,844)
Trade and other receivables - related party	-	(1,508)
Taxes payable	20,000	(8,033)
Net cash used in operating activities	(1,434,574)	(2,746,415)

Cash flows from investing activities:
Purchases of equipment	-	(18,974)
Net cash used in investing activities	-	(18,974)

Cash flows from financing activities:
Proceeds from the issuances of common stock	1,589,900	962,145
Deposits	-	23,822
Proceeds from convertible loans	-	-
Proceeds from term loan	-	346,754
Repayments of term loan	(151,199)	(26,118)
Advances from related parties	(135,745)	1,302,995
Net cash provided by financing activities	1,302,956	2,609,598

Decrease in cash, cash equivalents and restricted cash	(131,618)	(155,791)

Effect of foreign currency translation	130,315	142,400
Cash, cash equivalents and restricted cash at beginning of period	41,321	40,372
Cash, cash equivalents and restricted cash at end of period	$40,018	$26,981

Supplemental cash flow disclosures:
Cash paid for interest	$6,317	$32,928
Cash paid for income tax	-	-

Significant non-cash transactions:
Unrealized fair value (loss) gain on long-term investment	$-	$(7,357,881)
Long-term investment distributed to shareholders	2,015,538	-

The following table provide a reconciliation of cash, cash equivalents and restrict cash reported within the statement of financial position that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Cash and cash equivalents	$18,046	$41,321
Restrict cash	21,972	-
	40,018	41,321

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Rebel Group, Inc. (f/k/a Inception Technology Group, Inc., also known as Rebel Fighting Championship, its trade name the “Company”) was incorporated under the laws of the State of Florida on September 13, 2011. The Company organizes, promotes and hosts mixed martial arts (“MMA”) events featuring top level athletic talent. With assistance from contracted production crews, the Company also produces and distributes, through the internet and social media, and sells the rights to distribute to television stations, videos of its MMA events. The Company seeks to promote MMA in Asian countries by hosting events that attract talented fighters from all over the world.

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

Liquidity, and Going Concern

On June 30, 2019, the Company had a working capital deficit of $4,419,492 (unaudited) and cash on hand of $18,046 (unaudited) as compared to working capital deficit of $4,856,536 and cash on hand of $41,321 as of December 31, 2018.

Net cash used in operating activities for the six months ended June 30, 2019 was $1,454,574 (unaudited) as compared to net cash used in operating activities of $2,746,415 (unaudited) for the six months ended June 30, 2018. The decrease in net cash used in operating activities was primarily due to a decreased net loss.

Net cash provided by financing activities for the six months ended June 30, 2019 was $1,302,956 (unaudited) as compared to $2,609,598 (unaudited) for the six months ended June 30, 2018. The decrease in net cash provided by financing activities was primarily due to decreased advances from related parties.

As of June 30, 2019, our accumulated deficits was $15,735,086 (unaudited). Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to achieve profitability and continue growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

In order to improve the efficiency of our operations, reduce costs and develop core cash-generating business, we may need to seek advances from major shareholders, seek additional public and/or private issuance of securities, as well as look for strategic business partners to optimize our operations.

On July 12, July 23 and August 9, 2019, the Company entered into several Subscription Agreements (the “Subscription Agreements”) with four third-party investors (the “Investors”), according to which the Investors will pay $1,210,000 in exchange for 806,667 shares of the Company's common stock. As of the date of this quarterly report on Form 10-Q, the Investors have received 806,667 shares of the Company’s common stock and the Company has yet to receive any payments. The Company expects to receive the payments in full by December 31, 2019.

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

The Company believes that available cash and cash equivalents, together with the actions mentioned above, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, it will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures. Any of these factors would have a material adverse effect on its business, prospects, financial condition and results of operations and raise substantial doubts about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements for the six months ended June 30, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Currently, the Company’s revenues come from the following sources:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Sponsorships	$-	$222,271	$-	$222,271
Other	-	1,512	-	1,512
	$-	$223,783	$-	$223,783

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumption include depreciation, allowance for trade receivables and prepayments, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets/liabitlites. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks and have not experienced any losses from such concentrations.

Restricted cash

Restricted cash represents deposits not readily available to the Company. Restricted cash as of June 30, 2019 represented cash frozen for a court decision.

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

As of June 30, 2019 and December 31, 2018, financial instruments of the Company primarily comprise of cash, cash equivalents, restricted cash, other receivables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

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

For the six months ended June 30, 2018, one customer accounted for 99% of the Company’s total revenues.

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

3.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Trade and other receivables	$329,255	$307,166
Less: allowance for doubtful debts	(287,966)	(271,464)
Trade and other receivables, net	$41,289	$35,702

Movement of allowance for doubtful accounts was as follows:

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Balance at beginning	$271,464	$-
Provision for doubtful accounts	16,103	282,356
Exchange rate effect	399	(10,892)
Balance at end	$287,966	$271,464

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment

Property and equipment are comprised of:

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Equipment	$135,743	$135,010
Less: accumulated depreciation	(119,753)	(111,164)
Total property and equipment, net	$15,990	$23,846

The depreciation expense for the six months ended June 30, 2019 and 2018 were $7,936 and $12,868, respectively. The depreciation expenses for the three months ended June 30, 2019 and 2018 were $3,935 and $6,886, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Trademark	$16,780	$16,663
Other intangible assets	132,408	131,487
	$149,188	$148,150
Less: accumulated amortization	(79,761)	(64,483)
Total intangible assets, net	$67,427	$83,667

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended June 30, 2019 and 2018, totaled $14,714 and $6,752, respectively. Amortization expense for the three months ended June 30, 2019 and 2018, totaled $3,642 and $3,358, respectively.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending June 30,	(Unaudited)
2020	$14,806
2021	14,806
2022	14,806
2023	14,211
2024 and thereafter	10,798
$67,427

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

On September 28, 2015, MOXC notified the Company that it elected to convert the outstanding balance of the MOXC Note, $3,891,000, into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and the September Conversion, the full amount of the MOXC Note was converted into an aggregate of 7,782,000 shares of the MOXC Common Stock, and as a result, no amount of the MOXC Note was outstanding as of December 31, 2015.

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2 (the “Reverse Stock Split”). As a result, 3,891,000 shares of the MOXC Common Stock are outstanding as of December 31, 2018.

On April 22, 2019, MOXC approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5 (the “Reverse Stock Split”). As a result, the 3,891,000 shares of MOXC Common Stock held by the Company were converted into 778,200 shares of the MOXC Common Stock are outstanding as of April 22, 2019.

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

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	(5,766,462)	(6,455,169)
Distribution to certain shareholders	(2,015,538)	-
Total long-term investment	$-	$1,326,831

For the six months ended June 30, 2019, the loss of MOXC’s disposal was $5,766,462.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible and short-term loans

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Convertible loans-repayable within one year	$452,752	$449,600
Short-term loans-repayable within one year	244,210	296,576
Total	$696,962	$746,176

The interest expense for convertible loans for the six months ended June 30, 2019 and 2018 was $23,013 and $20,578, respectively. The interest expense for convertible loans for the three months ended June 30, 2019 and 2018 were $11,952 and $10,090, respectively.

The interest expense for short-term loans for the six months ended June 30, 2019 and 2018 was $42,560 and $12,350, respectively. The interest expense for short-term loans for the three months ended June 30, 2019 and 2018 were $18,325 and $12,350, respectively.

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and that was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual had the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual had the option to convert all of the principal amount, into shares of the Company’s common stock (“Conversion Right”) at any time for the period commencing on March 24, 2017 and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right were to be exercised within seven Business Days immediately following the Maturity Date, the conversion was to be based on the share price of $0.50. In the event that the Conversion Right were to be exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion were to be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018. As of June 30, 2019, the remaining outstanding principal balance of S$100,000 ($73,197) plus interests were past due.

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

On April 11, 2018, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of S$ 100,000 ($73,404) that the unrelated third-party individual advanced to the Company on April 11, 2018, and was repayable on April 18, 2019 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual had to option to convert all of the principal amount into 75,750 shares of Company’s common stock after the Repayment Date.  In the event that the Conversion Right were to be exercised within seven Business Days immediately following the Maturity Date, the conversion was to be based on the share price of $1.00. As of June 30, 2019, the full balance of the term loan was overdue.

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

As of June 30, 2019 and December 31, 2018, the amounts due to certain shareholders are $2,734,666 and $2,849,410 respectively and are unsecured, interest free.

9.	Stockholders’ deficit

During the six months ended June 30, 2018, the Company issued 1,103,000 shares of common stock to 12 individuals for net cash consideration of $962,145. The Company issued 1,453,860 shares of common stock with total value of $1,146,768 to two placement agents. The Company issued 20,400 shares of common stock with total value of $16,320 to AM International Pte. Ltd. The Company issued 926,000 shares of common stock with total value of $796,000 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the value of common stock issued for cash consideration.

During January to June 2019, the Company issued 1,661,334 shares of common stock for net cash consideration of $1,589,900. The Company cancelled 100,000 shares of common stock on September 11, 2019. The Company also issued 340,000 shares of common stock with total value of $340,000 to three individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

10.	Taxation

The Company and its subsidiaries file separate income tax returns.

United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida, and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of June 30, 2019, future net operating losses of approximately $15.7 million are available to offset future operating income through 2037.

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

The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI as of June 30, 2019.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $80,000 and $60,000 of interest and penalties accrued at June 30, 2019 and December 31, 2018, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $5,388,872 and $3,867,226 as of June 30, 2019 and December 31, 2018, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the six months ended
	June 30, 2019	June 30, 2018
Income tax expense is comprised of:
Current income tax	$20,000	$-
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,000	$-

The Company’s effective income tax rates were 0% for the six month ended June 30, 2019 and 2018, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of June 30, 2019 and December 31, 2018.

	As of
	June 30, 2019	December 31, 2018

U.S. statutory rates	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
Effect of permanent difference (1)
Effective income tax rates	0%	0%

(1)	Permanent difference consisted of mainly income tax non-deductible items, income tax penalty and interest.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of June 30, 2019, and December 31, 2018 are presented below:

	As of
	June 30, 2019	December 31, 2018

Unrealized fair value gains on long-term investment	$-	$278,634

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of
	June 30, 2019	December 31, 2018

Net operating loss carryforwards in the PRC	$1,755,277	$1,663,913
Net operating loss carryforwards in Singapore	352,389	210,046
Net operating loss carryforwards in the US	3,281,206	1,993,267
Less: valuation allowance	(5,388,872)	(3,867,226)
End of period	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Related party transactions

As at June 30, 2019 and December 31, 2018, amounts due to shareholders were $2,734,666 and $2,849,410 respectively which are unsecured, interest free due on demand and do not have a fixed repayment date.

A summary of changes in the amount due to the Chairman of the Company is as follows:

	As of
	June 30, 2019	December 31, 2018

Beginning of period	$1,956,390	$1,028,719
(Repayment) Advances for the period, net	(54,829)	927,671
End of period	$1,901,561	$1,956,390

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of
	June 30, 2019	December 31, 2018

Beginning of period	$702,170	$149,956
Advances for the period, net	58,560	552,214
End of period	$760,730	$702,170

A summary of changes in the amount due to two directors of the Company is as follows:

	As of
	June 30, 2019	December 31, 2018

Beginning of period	$190,850	$-
(Repayment) Advances for the period, net	(118,475)	190,850
End of period	$72,375	$190,850

12.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating leases. Rent expense amounted to $45,031 and $129,809 for the six months ended June 30, 2019 and 2018, respectively. The rental expense for the three months ended June 20, 2019 and 2018 were $15,463 and $103,735, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending June 30,
2020	$15,730

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Commitments and contingencies (continued)

Legal Proceeding

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

On November 12, 2017, Rebel signed a lease agreement with Shanghai Konghui Property Development Co., Ltd. (“Konghui”) for an office space at Room No.1, Grand Gateway Tower, Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, Konghui brought a lawsuit against Rebel in the Shanghai Xuhui District People's Court (the “Court”). On April 24, 2019, the Court ordered Rebel to pay a net amount of RMB 164,865.86, which included late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

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

Results of Operations

For the three months ended June 30, 2019 and June 30, 2018

Gross Revenues

The Company received revenues of $nil (unaudited) during the three months ended June 30, 2019 and $223,783 (unaudited) during the three months ended June 30, 2018.

The Company’s cost of revenue was $20,987 (unaudited) for the three months ended June 30, 2019, compared to that of $1,799,465 (unaudited) for the three months ended June 30, 2018. There was no MMA event held during the three months ended June 30, 2019, which explains the decrease in the Company’s cost of revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were $444,752 (unaudited) and $2,805,815 (unaudited), respectively. The operating expense include filing fees, professional service fees, payroll and benefits, and other general expenses. There was no MMA event held during the three months ended June 30, 2019, which explains the decrease in the Company’s operating expenses.

Net Loss

Net loss for the three months ended June 30, 2019 and 2018 were $490,884 (unaudited) and $2,603,738 (unaudited), respectively. Basic and diluted net loss per share for the three months ended June 30, 2019 and three months ended June 30, 2018 were $0.01 (unaudited) and $0.06 (unaudited), respectively.

For the six months ended June 30, 2019 and June 30, 2018

Gross Revenues

The Company received revenues of $nil (unaudited) during the six months ended June 30, 2019, compared to that of $223,783 (unaudited) during the six months ended June 30, 2018.

The Company’s cost of revenue was $21,766 (unaudited) in the six months ended June 30, 2019, compared to $1,862,314 (unaudited) in the six months ended June 30, 2018. There was no MMA event held during the six months ended June 30, 2019, which explains the decrease in the Company’s cost of revenue.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and the six month ended June 30, 2018 were $1,462,464 (unaudited) and $4,298,006 (unaudited), respectively. The operating expenses include filing fees, professional fees, payroll and benefits, and other general expenses. The decrease was due to there was no event held in the six months ended June 30, 2019.

Net Loss

Net loss for the six months ended June 30, 2019 and 2018 were $7,364,557 (unaudited) and $4,101,133 (unaudited), respectively. Basic and diluted net loss per share were $0.15 (unaudited) and $0.09 (unaudited) for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had a working capital deficit of $4,419,492 (unaudited) and cash and cash equivalents of $18,046 (unaudited) as compared to our working capital deficit of $4,856,536 and cash and cash equivalents of $41,321 as of December 31, 2018.

Net cash used in operating activities for the six months ended June 30, 2019 was $1,434,574 (unaudited) as compared to net cash used in operating activities of $2,746,415 (unaudited) for the six months ended June 30, 2018. The decrease in net cash used in operating activities was primarily due to increase in payment to vendors.

Net cash provided by financing activities for the six months ended June 30, 2019 was $1,302,956 (unaudited), as compared to that of $2,609,598 (unaudited) for the six months ended June 30, 2018. The decrease in net cash provided by financing activities was primarily due to the decreased advances from related parties.

On July 12, July 23 and August 9, 2019, the Company entered into a series of Subscription Agreement (the “Subscription Agreements”) with four third party investor (the “Investors”). The Investors are expected to remit $1,210,000 in exchange for 806,667 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. As of August 30, 2019, the Company received $1,210,000 from those five investors in full payment.

On July 23, July 25, August 9 and September 18, 2019, the Company issued 1,209,284 shares of common stock with total value of $1,209,284 for employment benefit and professional services pursuant to Service Agreements entered with consultants. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stocks issued for cash consideration.

On September 13, 2019, the CEO of the Company and a third-party investor entered into an investment agreement, extending $3 million to the Company for the Rebel 10 event to be held in December 2019. Based on the agreement, the fund extended is a 1-year convertible loan totaled $1.5 million with an interest of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing on the date hereof and ending on September 12, 2020. The investment agreement also listed additional rights shall be entitled the investor. The Company received $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019 under the investment agreement.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, allowance for trade receivables and prepayments, and the fair value of our stock\liabilities, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets/liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

On November 12, 2017, Rebel signed a lease agreement with Shanghai Konghui Property Development Co., Ltd. (“Konghui”) for an office space at Room No.1, Grand Gateway Tower, Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, Konghui brought a lawsuit against Rebel in the Shanghai Xuhui District People's Court (the “Court”). On April 24, 2019, the Court ordered Rebel to pay a net amount of RMB 164,865.86, which included late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January to June, 2019, the Company issued 1,661,334 shares of common stock for a net cash consideration of $1,589,900. The Company also issued 340,000 shares of common stock with total value of $340,000 to three individuals as compensation for professional services, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock issued for cash consideration.

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