Form 10-Q
period 2019-09-30
Rebel Group, Inc.
filed 2019-11-19
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 19, 2019, there were 52,437,271 shares of common stock, $0.0001 par value, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Stated in US Dollars)

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,456	$41,321
Deposits	9,741	10,124
Trade and other receivables, net	178,436	35,702
Due from related party	41,937	-
Total current assets	625,570	87,147

Property and equipment, net	13,627	23,846
Intangible assets, net	64,265	83,667
Long-term investment	-	1,326,831
TOTAL ASSETS	$703,462	$1,521,491
COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible loans	$1,433,468	$449,600
Short-term loans	146,516	296,576
Accrued expenses	86,867	102,237
Trade and other payables	803,376	1,185,207
Due to related parties	48,350	190,850
Due to shareholders	2,333,734	2,658,560
Income taxes payable	80,642	60,653
Total current liabilities	4,932,953	4,943,683
Deferred tax liabilities	-	278,634
TOTAL LIABILITIES	$4,932,953	$5,222,317

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at September 30, 2019 and December 31, 2018)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 52,237,271 and 48,319,986 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	5,224	4,832
Additional paid-in capital	13,717,847	11,384,592
Accumulated deficit	(18,078,426)	(8,370,529)
Accumulated other comprehensive income (loss)	125,864	(6,719,721)
Total shareholders’ deficit	(4,229,491)	(3,700,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$703,462	$1,521,491

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$139,834	$-	$139,834	$223,783

Operating expenses
Cost of sales	(587,143)	(40,352)	(608,909)	(1,902,667)
Depreciation and amortization expenses	(5,727)	(10,124)	(28,377)	(29,744)
General and administrative expenses	(1,916,150)	(1,175,553)	(3,334,198)	(3,591,624)
Loss from operations	(2,369,186)	(1,226,029)	(3,831,650)	(5,300,252)

Other income (expenses)
Convertible loan interest	(10,921)	(11,108)	(33,934)	(31,686)
Bank loan interest	7,921	(35,475)	(34,639)	(47,825)
Interest income	5	2,962	11	8,980
Recognized loss from changes in fair value as a result of investment disposition	-	-	(5,766,462)	-
Other income (expenses)	28,841	(4,107)	(21,223)	(4,107)
Total other income (expenses)	25,846	(47,728)	(5,856,247)	(74,638)

Loss before income tax expenses (benefits)	(2,343,340)	(1,273,757)	(9,687,897)	(5,374,890)
Income tax	-	(20,927)	(20,000)	(20,927)
Net loss	(2,343,340)	(1,294,684)	(9,707,897)	(5,395,817)

Other comprehensive income (loss)
Foreign currency translation adjustments	28,639	(204,116)	111,782	(81,826)
Change in fair value related to long-term investment, net of tax of $2,475,843 and $680,925 for the nine and three months ended September 30, 2018	-	(3,501,161)	-	(9,313,887)
Other comprehensive income (loss)	28,639	(3,705,277)	111,782	(9,395,713)

Total comprehensive loss	$(2,314,701)	$(4,999,961)	$(9,596,115)	$(14,791,530)

Loss per share
Basic and diluted loss per common share	$(0.045)	$(0.027)	$(0.193)	$(0.117)
Basic and diluted weighted average common shares outstanding	51,779,013	47,083,630	50,375,304	46,115,724

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(Stated in US Dollars)

	For the three and nine months ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)
Cumulative effect of changes in accounting principles related to financial instruments	-	-	-	(5,766,462)	6,733,803	967,341
Net loss	-	-	-	(1,107,211)	-	(1,107,211)
Issuance of shares for cash	1,560,000	156	1,462,744	-	-	1,462,900
Issuance of shares for services	340,000	34	339,966	-	-	340,000
Foreign currency adjustment	-	-	-	-	(26,893)	(26,893)
Balance, March 31, 2019 (unaudited)	50,219,986	$5,022	$13,187,302	$(15,244,202)	$(12,811)	$(2,064,689)

Net loss	-	-	-	(490,884)	-	(490,884)
Issuance of shares for cash	101,334	10	126,990	-	-	127,000
Transfer of long-term investment to shareholders	-	-	(2,015,538)	-	-	(2,015,538)
Foreign currency adjustment	-	-	-	-	110,036	110,036
Balance, June 30, 2019 (unaudited)	50,321,320	$5,032	$11,298,754	$(15,735,086)	$97,225	$(4,334,075)

Net loss	-	-	-	(2,343,340)	-	(2,343,340)
Issuance of shares for cash	706,667	71	1,209,930	-	-	1,210,001
Issuance of shares for services	1,209,284	121	1,209,163	-	-	1,209,284
Foreign currency adjustment	-	-	-	-	28,639	28,639
Balance, September 30, 2019 (unaudited)	52,237,271	$5,224	$13,717,847	$(18,078,426)	$125,864	$(4,229,491)

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY/ (DEFICIT)

(Unaudited)

(Stated in US Dollars)

	For the three and nine months ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079
Net loss				(1,497,395)		(1,497,395)
Issuances of shares for cash	753,000	75	612,070	-	-	612,145
Issuances of shares for services	650,000	65	519,935	-	-	520,000
Issuances of shares for placements	1,453,860	145	(145)	-	-	-
Unrealized loss on investment, net of tax of $653,668	-	-	-	-	(2,459,112)	(2,459,112)
Foreign currency adjustment	-	-	-	-	7,589	7,589
Balance, March 31, 2018 (unaudited)	45,653,868	$4,565	$8,717,295	$3,786,089	$1,620,357	$14,128,306

Net loss	-	-	-	(2,603,738)	-	(2,603,738)
Issuances of shares for cash	350,000	35	349,965	-		350,000
Issuances of shares for services	276,000	28	275,972	-	-	276,000
Unrealized loss on investment, net of tax of $891,467	-	-	-	-	(3,353,614)	(3,353,614)
Foreign currency adjustment	-	-	-	-	114,701	114,701
Balance, June 30, 2018 (unaudited)	46,279,868	$4,628	$9,343,232	$1,182,351	$(1,618,556)	$8,911,655

Net loss	-	-	-	(1,294,684)	-	(1,294,684)
Issuances of shares for cash	1,519,609	152	1,647,034	-	-	1,647,186
Issuances of shares for services	74,333	7	74,326	-	-	74,333
Issuances of shares for placements	-	-	-	-	-	-
Unrealized loss on investment, net of tax of $891,467	-	-	-	-	(3,501,161)	(3,501,161)
Foreign currency adjustment	-	-	-	-	(204,116)	(204,116)
Balance, September 30, 2018 (unaudited)	47,873,810	$4,787	$11,064,592	$(112,333)	$(5,323,833)	$5,633,213

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,707,896)	$(5,395,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,549,284	870,333
Depreciation and amortization expense	28,377	29,744
Provision for doubtful accounts	21,473	-
Recognized loss from changes in fair value as a result of investment disposition	5,766,462	-
Changes in operating assets and liabilities:
Trade and other receivables	(142,723)	(254,522)
Accrued expenses	(15,370)	53,486
Trade and other payables	(261,258)	589,239
Trade and other receivables - related party	(42,500)	746
Taxes payable	20,000	(7,855)
Net cash used in operating activities	(2,784,151)	(4,114,646)

Cash flows from investing activities:
Purchases of equipment	(220)	(20,403)
Net cash used in investing activities	(220)	(20,403)

Cash flows from financing activities:
Proceeds from the issuances of common stock	2,799,901	2,609,332
Deposits	-	(30,000)
Proceeds from convertible loans	990,594	-
Proceeds from term loan	58,621	210,404
Repayments of term loan	(256,060)	-
Advances to directors	-	(766,675)
Advances from related parties	(437,306)	1,935,120
Net cash provided by financing activities	3,155,750	3,958,181

Decrease in cash and cash equivalents	371,379	(176,868)

Effect of foreign currency translation	(17,244)	171,838
Cash and cash equivalents at beginning of period	41,321	40,372
Cash and cash equivalents at end of period	$395,456	$35,342

Supplemental cash flow disclosures:
Cash paid for interest	$15,933	$79,511
Cash paid for income tax	-	-

Significant non-cash transactions:
Unrealized fair value loss on long-term investment	$-	$(11,789,730)
Long-term investment distributed to shareholders	2,015,538	-

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

Qingdao Quanyao holds 50% of the issued shares of Qingdao Leibo Sports Culture Co., Ltd. (“Leibo”).

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

The unaudited interim financial information as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on September 3, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company's unaudited financial position as of September 30, 2019, its unaudited results of operations for the three and nine months ended September 30, 2019 and 2018, and its unaudited cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Liquidity and Going Concern

On September 30, 2019, the Company had a working capital deficit of $4,307,383 (unaudited) and cash on hand of $395,456 (unaudited), as compared to the working capital deficit of $4,856,536 and the cash on hand of $41,321 as of December 31, 2018.

Net cash used in operating activities for the nine months ended September 30, 2019 was $2,784,151 (unaudited), as compared to the net cash used in operating activities of $4,114,646 (unaudited) for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily due to a decrease in loss from operations.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $3,155,750 (unaudited), as compared to that of $3,958,181 (unaudited) for the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was primarily due to decreased advances from related parties.

As of September 30, 2019, our accumulated deficits was $18,078,426 (unaudited). Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to maintain profitability and continued growth for the foreseeable future. If management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability.

The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with an interest rate of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing September 13, 2019 and ending on September 12, 2020. The Investor is expected to pay the other $1.5 million in exchange for such numbers of the Company’s common stock as determined pursuant to the terms and conditions of the investment agreement. The Company received the Investor’s payments of $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019.

The Company also received financial support commitments from the Company’s related parties.

We believe that available cash and cash equivalents, together with actions as mentioned above, should enable us to meet anticipated cash needs for at least the next 12 months after the date that the financial statements of this Form 10-Q is issued. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures. This will have negative influence upon our business, prospects, financial condition and results of operations and may raise substantial doubts about our ability to continue as a going concern. The unaudited condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the Company’s inability to continue as a going concern.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Revenue recognition

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. Topic 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price, and (v) recognizing revenue.

The Company plans to derive revenues principally from the following sources: (i) advertising and sponsorship sales, (ii) live event ticket sales, and (iii) direct-to-consumer sales of merchandise at live event venues. The following paragraphs describe the revenue recognition policies in further details for each major revenue sources of the Company.

Advertising and sponsorships: through the advertising and sponsorship agreements with customers, the Company offers a full range of the promotional vehicles, which include online and print advertising, on-air announcements, and public appearance events led by our fighters. The Company allocates the transaction price to all performance obligations contained within a sponsorship and advertising arrangement based upon their relative standalone selling price. Revenues are recognized as each performance obligation is satisfied, which generally occurs when the sponsorship and advertising is aired, exhibited, performed or played on the applicable media platform.

Live event ticket sales: revenues from live events’ ticket sales are recognized upon the occurrence of the live events.

Direct-to-consumer venue merchandise sales: direct-to-consumer merchandise sales consist of merchandise sales at the live events. Revenues are recognized at the point of sale as control is transferred to the customer.

Currently, the Company’s revenues come from the following sources:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Sponsorships	$139,612	$-	$139,612	$222,271
Other	222	-	222	1,512
	$139,834	$-	$139,834	$223,783

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

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

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits, which are unrestricted as to the Company’s withdrawal and use. The Company maintains relevant accounts at banks, which have original maturities of three months or less.

Allowance for doubtful accounts

An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Allowance is reversed when the underlying balance of doubtful accounts are subsequently collected. Accounts receivable balances are written-off after all collection efforts have been exhausted.

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

As of September 30, 2019 and December 31, 2018, financial instruments of the Company primarily consist of cash, cash equivalents, other receivables, and accrued expenses, of which the carrying amounts approximated their fair values due to their generally short maturities.

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore and PRC subsidiaries maintain their books and records in its local currency, the Singapore dollar (“SGD”) and Renminbi (“RMB”).

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

-	Significant customers

For the nine months ended September 30, 2019 and 2018, one customer accounted for 100% and 99% of the Company’s total revenues, respectively.

-	Significant suppliers

For the nine months ended September 30, 2019, one supplier accounted for 15% of the Company’s total cost of sales.

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

Risks and Uncertainties

A significant portions of the Company’s business operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, such conditions may not be indicative of its future results.

Recently Issued Accounting Guidance

The Company does not believe any recently issued but not yet effective accounting statements would have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

3.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Trade and other receivables	$460,657	$307,166
Less: allowance for doubtful debts	(282,221)	(271,464)
Trade and other receivables, net	$178,436	$35,702

Movement of allowance for doubtful accounts was as follows:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Balance at beginning	$271,464	$-
Provision for doubtful accounts	21,473	282,356
Exchange rate effect	(10,716)	(10,892)
Balance at end	$282,221	$271,464

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Property and equipment

Property and equipment are comprised of:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Equipment	$132,261	$135,010
Less: accumulated depreciation	(118,634)	(111,164)
Total property and equipment, net	$13,627	$23,846

The depreciation expenses for the nine months ended September 30, 2019 and 2018 were $9,982 and $19,718, respectively. The depreciation expenses for the three months ended September 30, 2019 and 2018 were $2,046 and $6,850, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Trademark	$16,413	$16,663
Other intangible assets	129,521	131,487
	$145,934	$148,150
Less: accumulated amortization	(81,669)	(64,483)
Total intangible assets, net	$64,265	$83,667

No significant residual value is estimated for these intangible assets. Amortization expenses for the nine months ended September 30, 2019 and 2018 were $18,394 and $10,026, respectively. Amortization expenses for the three months ended September 30, 2019 and 2018 were $3,680 and $3,176, respectively.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending September 30,	(Unaudited)
2020	$14,789
2021	14,789
2022	14,789
2023	13,898
2024 and thereafter	6,000
$64,265

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

On September 28, 2015, MOXC notified the Company that it elected to convert the outstanding balance of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and the September Conversion, consequently, all of the MOXC Note was converted into an aggregate of 7,782,000 shares of the MOXC Common Stock, and as a result, no amount of the MOXC Note was outstanding as of December 31, 2015.

On June 20, 2016, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-2. As a result, 3,891,000 shares of the MOXC Common Stock were outstanding as of December 31, 2018.

On April 22, 2019, MOXC has approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5. As a result, 778,200 shares of the MOXC Common Stock were outstanding as of April 22, 2019.

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

On June 20, 2019, the Board of Directors of the Company approved a distribution of 778,200 shares of MOXC’s common stock, $0.001 par value per share held by the Company. MOXC’s common stock will be distributed to the shareholders of the Company who were shareholders of the Company as of January 29, 2015. As a result, the Company have not held any shares of the MOXC’s common stock since June 25, 2019.

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Cost	$7,782,000	$7,782,000
Fair value adjustment	(5,766,462)	(6,455,169)
Distribution to certain shareholders	(2,015,538)	-
Total long-term investment	$-	$1,326,831

For the nine months ended September 30, 2019, the loss of MOXC’s disposal was $5,766,462.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible and short-term loans

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Convertible loans-repayable within one year	$1,433,468	$449,600
Short-term loans-repayable within one year	146,516	296,576
Total	$1,579,984	$746,176

The interest expenses for convertible loans for the nine months ended September 30, 2019 and 2018 were $33,934 and $31,686, respectively. The interest expenses for convertible loans for the three months ended September 30, 2019 and 2018 were $10,921 and $11,108, respectively.

The interest expenses for short-term loans for the nine months ended September 30, 2019 and 2018 were $34,639 and $47,825, respectively. The interest expenses for short-term loans for the three months ended September 30, 2019 was $(7,921) due to the reversal of over-accrued interest expenses, compare to the interest expenses for short-term loans of $35,474 for the three months ended September 30, 2018.

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, which was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on March 24, 2017 and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018. As of September 30, 2019, the $100,000 was past due.

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on May 5, 2017 and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. As of September 30, 2019, the term loan was overdue.

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with an interest rate of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing September 13, 2019 and ending on September 12, 2020. The Company received the Investor’s payments of $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019.

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

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($271,368) and S$100,000 ($75,380) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms. As of November 14, 2019, S$105,061 ($75,965) was past due for the short term loan with the principal of S$360,000; and the Company has fully repaid the other short term loan with the principal of S$100,000.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Convertible and short-term loans (continued)

On October 24, 2018 and November 7, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and another financial institution entered into two separate agreements to advance to the Company two short term loans of S$32,900 ($24,800) and S$17,100 ($12,890) respectively. The two short term loans of S$32,900 and S$17,100 are guaranteed by a director of the Company and bear an effective interest rate of 2% and 2% per month, with 12 and 6 equal monthly repayment terms, respectively. As of November 14, 2019, S$58,667 ($42,420) in aggregate was past due for the two short term loans.

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

All the above convertible loans and short-term loans are non-collateral loans.

8.	Due to related parties

As of September 30, 2019 and December 31, 2018, the amounts due to certain related parties are $48,350 and $190,850 respectively and are unsecured, interest free.

A summary of changes in the amount due to two directors of the Company is as follows:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$190,850	$-
(Repayment) Advances for the period, net	(142,500)	190,850
End of period	$48,350	$190,850

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Stockholders’ deficit

During the nine months ended September 30, 2018, the Company issued 2,622,609 shares of common stock to 27 individuals for net cash consideration of $2,609,331. The Company issued 1,433,460 shares of common stock with total value of $1,130,448 to two placement agents. The Company issued 20,400 shares of common stock with total value of $16,320 to one agent for consultancy services provided to the Company. The Company issued 1,000,333 shares of common stock with total value of $870,333 to seven individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stock issued in connection with prior cash consideration.

During the nine months ended September 30, 2019, the Company issued 2,368,001 shares of common stock for net cash consideration of $2,799,901. The Company also issued 1,549,284 shares of common stock with total value of $1,549,284 to six individuals as payments for professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

10.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of September 30, 2019, future net operating losses of approximately $18.1 million are available to offset future operating income through 2038.

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

The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the nine month ended September 30, 2019.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $80,000 and $60,000 of interest and penalties accrued at September 30, 2019 and December 31, 2018, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $5,895,522 and $3,867,226 as of September 30, 2019 and December 31, 2018, respectively.

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the nine months ended
	September 30, 2019	September 30, 2018
Income tax expense is comprised of:	(Unaudited)	(Unaudited)
Current income tax	$20,000	$20,297
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,000	$20,297

The Company’s effective income tax rates were 0% for the nine month ended September 30, 2019 and 2018, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2019 and December 31, 2018.

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
U.S. statutory rates	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
Effect of permanent difference (1)
Effective income tax rates	0%	0%

(1)	Permanent difference consisted of mainly income tax non-deductible items, income tax penalty and interest.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of September 30, 2019, and December 31, 2018 are presented below:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Unrealized fair value gains on long-term investment	$-	$278,634

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforwards in the PRC	$1,912,078	$1,663,913
Net operating loss carryforwards in Singapore	452,898	210,046
Net operating loss carryforwards in the US	3,530,546	1,993,267
Less: valuation allowance	(5,895,522)	(3,867,226)
End of period	$-	$-

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Shareholder transactions

As of September 30, 2019 and December 31, 2018, amounts due to shareholders were $2,333,734 and $2,658,560 respectively which are unsecured, interest free due on demand and do not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$1,956,390	$1,028,719
(Repayment) Advances for the period, net	(111,661)	927,671
End of period	$1,844,729	$1,956,390

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Beginning of period	$702,170	$149,956
(Repayment) Advances for the period, net	(213,165)	552,214
End of period	$489,005	$702,170

12.	Commitments and contingencies

Operating Lease

The Company’s subsidiaries lease administrative office space under various operating lease rent expense amounted to $79,717 and $191,156 for the nine months ended September 30, 2019 and 2018, respectively. The rental expense for the three months ended September 30, 2019 and 2018 were $34,686 and $61,347, respectively.

Further minimum lease payment under non-cancelable operating leases are as follows:

Twelve months ending September 30,
2020	$9,442

REBEL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Commitments and contingencies (continued)

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other reliefs, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note approximately the amount Company owed to a third party. The Company may expect the third party entitled to receive payment of such an instrument to enforce the promissory note.

On November 12, 2017, Rebel signed a tenancy contract with Shanghai Konghui Property Development Co., Ltd. for the rooms in Grand Gateway Tower 1, NO.1 Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, the latter froze the bank account of Rebel and brought Rebel to the People’s Court of Shanghai Xuhui District (the “Court”). On April 24, 2019, the Court ruled Rebel to pay a net amount of RMB 164,865.86 (net of deposit RMB 268,957.47), inclusive of late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account. On Nov 7, 2019, the Court declared that the Company has performed all payment obligations and the case was closed.

On October 12, 2019, a legal search of outstanding litigation matters revealed that a claim had been filed by Shanghai iResearch Co., Ltd. in a Shanghai court claiming a sum of RMB159,155. The Company has paid off the balance on November 15, 2019. However, as of the date of this quarterly report on Form 10-Q, Shanghai iResearch Co., Ltd. has yet to properly file a notice of dismissal with the court.

13.	Subsequent events

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

On November 1, 2019, the Company issued 200,000 shares of common stock with a total value of $100,000 to one consultant for consultancy services provided to the Company. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stock issued in connection with prior cash consideration.

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

Business Overview

The Company, through Rebel FC, organizes, promotes and hosts Mixed Martial Arts (“MMA”) events featuring athletic talents with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations.

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

The Company has successfully hosted the most recent MMA event, Return of the Champion, on September 7, 2019 at Hongkou Indoor Stadium, Shanghai, China, with its online digital viewership of 21.75 million exceeding the average viewership of REBEL FC’s two events in 2018 of 13 million (digital and broadcast viewership combined). In addition to the 21.75 million viewership from major online platforms such as Yizhibo, PP Sports, QiE Live, iQiyi, Gedoumi and Baidu Sports, the company also garnered a viewership of 3.7 million on TV stations such as Qinghai Satellite TV and Shenzhen TV 5 (Sports Health Channel). In all, Return of the Champion gathered 25.45 million viewership from both TV and digital platforms, a 96 percent increase from the average viewership of its two events in 2018.

Results of Operations

For the three months ended September 30, 2019 and September 30, 2018

Gross Revenues

The Company generated revenues of $139,834 (unaudited) during the three months ended September 30, 2019 and that of $0 (unaudited) during the three months ended September 30, 2018.

The Company’s cost of revenue was $587,143 (unaudited) for the three months ended September 30, 2019, compared to that of $40,352 (unaudited) for the three months ended September 30, 2018. The Company held an MMA event during the three months ended September 30, 2019, which explains the increase in the Company’s cost of revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 were $2,509,020 (unaudited) and $1,226,029 (unaudited), respectively. The operating expenses include filing fees, professional service fees, payroll and benefits, and other general expenses. The Company held an MMA event during the three months ended September 30, 2019, which explains the increase in the Company’s operating expenses.

Net Loss

Net loss for the three months ended September 30, 2019 and 2018 were $2,343,340 (unaudited) and $1,294,684 (unaudited), respectively. Basic and diluted net loss per share for the three months ended September 30, 2019 and 2018 were $0.045 (unaudited) and $0.027 (unaudited), respectively.

For the nine months ended September 30, 2019 and September 30, 2018

Gross Revenues

The Company generated revenues of $139,834 (unaudited) during the nine months ended September 30, 2019, compared to that of $223,783 (unaudited) during the nine months ended September 30, 2018.

The Company’s cost of revenue was $608,909 (unaudited) during the nine months ended September 30, 2019, compared to that of $1,902,667 (unaudited) during the nine months ended September 30, 2018. The decrease in our cost of revenue was mainly due to the Company’s effective cost control over the MMA event held during the nine months ended September 30, 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018 were $3,971,484 (unaudited) and $5,524,035 (unaudited), respectively. The operating expenses include filing fees, professional fees, payroll and benefits, and other general expenses. The decrease in our operating expenses was mainly due to the Company’s effective cost control over the MMA event held during the nine months ended September 30, 2019.

Net Loss

Net loss for the nine months ended September 30, 2019 and 2018 were $9,707,897 (unaudited) and $5,395,817 (unaudited), respectively. Basic and diluted net loss per share were $0.193 (unaudited) and $0.117 (unaudited) for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

On September 30, 2019, the Company had a working capital deficit of $4,307,383 (unaudited) and cash on hand of $395,456 (unaudited), as compared to the working capital deficit of $4,856,536 and cash on hand of $41,321 as of December 31, 2018.

Net cash used in operating activities for the nine months ended September 30, 2019 was $2,784,151 (unaudited), as compared to the net cash used in operating activities of $4,114,646 (unaudited) for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily due to the Company’s decreased loss from operations.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $3,155,750 (unaudited), as compared to that of $3,958,181 (unaudited) for the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was primarily due to decreased advances from related parties.

On September 13, 2019, the CEO of the Company and a third-party investor entered into an investment agreement, extending $3 million to the Company for the Rebel 10 event to be held in December 2019. Based on the agreement, the fund extended is a 1-year convertible loan totaled $1.5 million with an interest rate of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing September 13, 2019 and ending on September 12, 2020. The Company received $1,000,000 on September 23, 2019 and $500,000 on October 19, 2019 from the investor under the investment agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

On November 12, 2017, Rebel signed a tenancy contract with Shanghai Konghui Property Development Co., Ltd. for the rooms in Grand Gateway Tower 1, NO.1 Hongqiao Rd., Xuhui District, Shanghai with a start date on November 15, 2017. The rental contract was terminated on July 12, 2018. Due to lapses in rental payment, the latter froze the bank account of Rebel and brought Rebel to the People’s Court of Shanghai Xuhui District (the “Court”). On April 24, 2019, the Court ruled Rebel to pay a net amount of RMB 164,865.86 (net of deposit RMB 268,957.47), inclusive of late payment interests. On June 18, 2019, the Court ordered a legal proceeding to extract the payment amount from Rebel’s bank account. On July 12, 2019, the Court unfroze Rebel’s bank account. On Nov 7, 2019, the Court declared that the Company has performed all payment obligations and the case was closed.

On October 12, 2019, a legal search of outstanding litigation matters revealed that a claim had been filed by Shanghai iResearch Co., Ltd. in a Shanghai court claiming a sum of RMB159,155. The Company has paid off the balance on November 15, 2019. However, as of the date of this quarterly report on Form 10-Q, Shanghai iResearch Co., Ltd. has yet to properly file a notice of dismissal with the court.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January to September 2019, the Company issued 2,368,001 shares of common stock for a net cash consideration of $2,799,901. The Company also issued 1,549,284 shares of common stock with a total value of $1,549,284 to six individuals as payments for their professional services related to public relations and marketing, director fees, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock issued for cash consideration.

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

Date: November 19, 2019	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: November 19, 2019	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: November 19, 2019	Rebel Group, Inc.

	By:	/s/ Chee Keong Teng
Chee Keong Teng
Member of Board of Directors