Form 10-K
period 2019-12-31
Rebel Group, Inc.
filed 2020-05-14
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-177786

REBEL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	45-3360079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500A Beach Road, Unit 16-324, The Plaza Singapore 199591	+6562941531
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $145,931,828, based upon the closing price of the Company’s common stock of $2.9 per share as reported on the OTC Markets on such date. However, since there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of April 24, 2020, the number of shares of the registrant’s common stock outstanding was 55,354,031.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. The Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could,” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should read the entire prospectus carefully, including the “Risk Factors” section and the financial statements and the notes to those statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, among others, the following:

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

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context hereof, references in this Annual Report:

●	The “Company”, “Rebel”, “we”, “us” and “our” shall refer to Rebel Group, Inc., a Florida corporation, and its subsidiaries;
●	“Rebel FC” refers to Rebel Holdings Limited, a British Virgin Islands company;
●	“Pure Heart” refers to Pure Heart Entertainment Pte Ltd., a Singapore company;
●	“SCA Capital” refers to SCA Capital Limited, a British Virgin Islands company;
●	“Rebel Shanghai” refers Rebel Shanghai Limited, a PRC company;
●	“Qingdao Quanyao” refers to Qingdao Quanyao Sports Consulting Co. Ltd., a PRC company;
●	“Leibo” refers to Qingdao Leibo Sports Culture Co Ltd, a PRC company;
●	“shares” and “Common Stock” refer to our Common Stock, $0.0001 par value per share;
●	“China” and “PRC” refer to the People’s Republic of China, excluding, for the purposes of this prospectus only, Macau, Taiwan and Hong Kong; and
●	all references to “RMB,” “yuan” and “Renminbi” are to the legal currency of China, and all references to “USD,” and “U.S. dollars” are to the legal currency of the United States.

Certain market data and other statistical information contained in this Annual Report are based on information from independent industry organizations, publications, surveys and forecasts. Some market data and statistical information are also based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources listed above, our internal research and our knowledge of the MMA industry. While we believe such information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source.

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

The Company has successfully hosted nine MMA events. The most recent MMA event, Return of the Champion, was held on September 7, 2019 at Hongkou Indoor Stadium, Shanghai, China, with its online digital viewership of 21.75 million exceeding the average viewership of Rebel FC’s two events in 2018 of 13 million (digital and broadcast viewership combined). In addition to the 21.75 million viewership from major online platforms such as Yizhibo, PP Sports, QiE Live, iQiyi, Gedoumi and Baidu Sports, the Company also garnered a viewership of 3.7 million on TV stations such as Qinghai Satellite TV and Shenzhen TV 5 (Sports Health Channel). In all, Return of the Champion gathered 25.45 million viewership from both TV and digital platforms, a 96% increase from the average viewership of its two events in 2018.

On January 11, 2020, the Company became the first Southeast Asian MMA promotion to host an event in Europe. Dubbed The New Order, it garnered the most number of views for the Company to date – 30.62 million on both TV and digital platforms such as Russia’s Boxing TV and ACB TV as well as China’s Yizhibo Live, PP Sports, QiE Live, iQiyi and Weibo Combat.

Aside from television and online broadcasting, the Company will venture into the Pay-Per-View (“PPV”) aspect of live sporting events in 2021 to leverage on its fanbase established from its fight events and projected reality show in 2020 as well as plan to market and monetize the media rights of its content by securing exclusive partnerships with digital broadcast partners such as iQiyi, PP Sports, Gedoumi and Baidu Sports starting from 2021 when it increases the number of live events and introduces the second season of its projected reality show.

Impact of the COVID-19 pandemic

Beginning in late 2019, there were reports of the COVID-19 (coronavirus) outbreak originating in China, prompting government-imposed quarantines, cessation of certain travel and business closures. Our business will be materially adversely affected by the recent coronavirus (COVID-19) outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, a public health emergency for the United States was declared to aid the U.S. healthcare community in responding to COVID-19. The COVID-19 pandemic resulted in a widespread health crisis and have had adverse impact on the economies and financial markets worldwide, including our business. For instance, we may be unable to organize and/or host events, allow attendance at such events, or carry out other business expansion if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with vendors and service providers and would be unavailable to negotiate and complete transactions in a timely manner. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any and all of the foregoing could have a material adverse impact on its business, operating results and financial condition.

Due to the COVID-19 situation, the Company has not been able to host any planned events. Our planned Australia event which was supposed to be hosted in April 2020 was cancelled. As long as any country is not able to allow for any hosting of an event in any scale, we will not be able to access such markets as planned. As a result, this may result in no ticket sales, sponsorship or any distribution revenues. Many countries have also implemented remote working measures. In Singapore, a circuit breaker measure was introduced on April 7, 2020, among all things, the government requires for all the Company to have their employees to stay and work from home. As most of our operational team is based in Singapore, this could adversely affect our event hosting abilities and thus our ability to generate revenues and operate our business. The lack of the ability to travel and conduct meetings with service providers and vendors to organize any events or planned events in the future will be affected, as a result, our business and operating results and financial condition may be largely affected by the introduced travel ban.

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

On January 30, 2015, the Board of Directors of the Company approved and submitted for approval of the Company’s shareholders with a majority of voting rights, a Plan of Disposition (“Plan of Disposition”). Under the Plan of Disposition, the Company proposed to distribute the proceeds resulting from the Equity Transfer Transaction and Sale of Moxian BVI, within one year from the date of the Equity Transfer Transaction, to the shareholders as of January 29, 2015, on a pro-rata basis except for Rebel FC Stockholder, who agreed to waive such proceeds. On January 30, 2015, the Company’s shareholders with a majority of voting rights approved the Plan of Disposition. No additional vote of the Company’s shareholders was required or sought in connection with the Plan of Disposition, and the Company’s record shareholders had no appraisal rights in connection with the proposed transactions under the Plan of Disposition. The Plan of Disposition was not completed within the planned one-year period, and was delayed due to MOXC’s then proposed underwritten offering and exchange listing. On May 24, 2016, due to the MOXC Reverse Stock Split, effective on June 20, 2016, the Company’s shares in MOXC were reduced from 7,782,000 shares to 3,891,000 shares. The Company is in the process of preparing and approving a revised Plan of Disposition, which takes into account that the Company currently holds 3,891,000 shares of MOXC which are currently valued at $11,634,090 and pursuant to which the Company plans to distribute, as a dividend, the 3,891,000 MOXC shares to the Company’s shareholders as of January 29, 2015, on a pro-rata basis, that would have been entitled to share in the proceeds of the sale of the MOXC shares by the Company under the original Plan of Disposition, if the Company had consummated such sale.

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

Quanyao is a company which was established under the laws of PRC on December 4, 2014. It organizes, promotes and hosts MMA events in China. Quanyao holds 50% equity of Qingdao Leibo Sports Culture Co. Ltd. (“Leibo”), a company incorporated under the laws of PRC on January 8, 2015 which also organizes, promotes and hosts MMA events. Quanyao and Leibo together held 4 events in China between 2015 to 2017 under the Rebel brand in accordance with Cooperation Agreement with Pure Heart. Quanyao held 2 events in China in 2018. One event, Rebel FC 7 - Fight for Honor, is held at Kerry Hotel Pudong in Shanghai on April 29, 2018. The other event, Rebel FC 8- A Warrior’s Return, is held at Tianhe Sports Stadium in Guangzhou on May 30, 2018. The most recent MMA event, Return of the Champion, was held on September 7, 2019 at Hongkou Indoor Stadium, Shanghai, China.

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

The following diagram sets forth the structure of the Company as of the date of this Report:

Our Strategy

Our objective is to become the most recognized MMA sports and media brand in China. To achieve this objective, we intend to employ the following strategies:

●	Hosting Successful Events in China. We intend to leverage the success of our most recent events to increase our ticket sales, sponsorship deals, television distribution and media rights.

●	Identifying and Signing Top Chinese Prospects. Rebel will focus its tournament setting strategy on featuring competition between top professional Chinese athletes against highly ranked professional athletes from around the world. In order to achieve that, Rebel will implement a comprehensive scouting program throughout China to identify promising Chinese athletes to join Rebel in multi-fight agreements. This strategy will ensure Rebel to develop and retain top Chinese athletes, which will enhance our positioning in the MMA market and enable Rebel to host high quality tournaments. Rebel’s differential in understanding the Chinese martial arts tradition will enable Rebel to attract the best Chinese fighters to compete on our events. Currently, we have secured three exclusive engagement contract with Wenbo Liu, who is a Chinese middleweight champion of Legend Fighting Championship, a well-known Hong Kong-based MMA promoter. We plan to sign more exclusive engagement contracts with top professional Chinese athletes like Wenbo Liu.

●	Distributing our Original Content. We intend to leverage our past successes to produce, distribute and monetize our original MMA contents through domestic and international distribution arrangements. We intend to establish live television arrangements with various distribution channels in China and Singapore such as Starhub TV, Guangdong Sports TV, Beijing Sports TV and Qinghai Satellite TV. In addition to television broadcasting, the Company plans to build pay-per-view (“PPV”) viewership model to attract more audiences. PPV is a type of live broadcast service by which a viewer can purchase events to view via private channel at the same time with everyone else ordering it. We plan to distribute our live MMA events through PPV viewership model in 2020 and charge between $5 to $10 for each PPV MMA event.

●	Securing Key Venues. We intend to produce MMA events at key venues in four major Chinese cities-- Shanghai, Shenzhen, Guangzhou and Beijing. This strategy will allow us to build up our brand name in China’s affluent coastal cities and grow our brand and fan base in mid-class Chinese families.

●	Securing Sponsorships. We intend to increase our revenues through expanding our sponsorships. Currently, we rely on local and regional sponsors for our live events, although we plan to establish sponsorship and advertising arrangements with larger organizations such as Venom and Thomas Cook. For every event moving forward, we target to obtain at least 10 sponsors.

●	Development of a Reality Television Show. We plan to produce a 12-episode reality show which will be distributed across major Chinese internet platforms. The show will feature Chinese professional MMA fighters training and competing against each other to win a prize of RMB1,000,000 (USD$144,773). We believe that the show will provide us with an independent revenue stream and a good marketing tool to establish a better brand name recognition in China.

●	Establishment of Adjacent Revenue Streams. The major companies in our industry have utilized their brand to derive revenue by establishing gyms and selling merchandise. For example, UFC derived $19,000,000 (3.5% of their total revenue) from the sale of merchandise in 2015. We intend to establish our Rebel brand name gyms and produce our own exclusive merchandise in the near future.

Industry and Competition

In the past 20 years, modern day Mixed Martial Arts (“MMA”) has developed from a martial art style banned in most U.S. states to an international sports phenomenon that has reached a high level of recognition and popularity. MMA is a full contact sport that permits fighters to use techniques from various martial art disciplines and combat sports such as boxing, wrestling, taekwondo, karate, Brazilian jiu-jitsu, muay thai, and judo. The “MMA industry” generates revenues by promoting live MMA bouts, and through pay-per-view, video-on-demand and televised MMA event programming, merchandise sales, event and fighter sponsorships, and the monetization of MMA-related intellectual property royalties.

According to IBIS World’s Martial Arts Studios Market Research Report issued in August 2018, the total market value of MMA in the US is 4 billion USD (http://www.ibisworld.com/industry/martial-arts-studios.html). While no report online has precise figures of the growth of the MMA industry worldwide, UFC’s, the American-based MMA promotion whose standards all MMA promotions around the world are measured, latest valuation at 5 billion USD (https://www.forbes.com/sites/noahkirsch/2017/09/07/exclusive-billionaire-fertitta-brothers-sell-remaining-ufc-stakes-at-5-billion-valuation/#3f2875b74d69) demonstrate the potential MMA holds. UFC states on its website that its live MMA events are currently televised in over 129 countries and territories and watched by approximately 800 million households in 28 languages.

The market for live and televised MMA events content is extremely competitive. The main competitors in our industry, specifically in China, which include but are not limited to:

●	The Ultimate Fighting Championship (“UFC”);
●	Bellator MMA (“Bellator”);
●	ONE Fighting Championship (“OFC”), which is based in Singapore and targets the Asia market; and
●	Kunlun Fight, a fighting club located in China which broadcasts its events over the Chinese television channel.

The principal competitive factors in our industry include:

●	The ability to attract and retain successful professional fighters in order to promote events that are appealing to fans and sponsors;
●	The ability to promote a large number of events and bouts so that fighters are willing to commit to multi-fight agreements;
●	The ability to produce high-quality media content on a consistent basis to secure television and other media distribution arrangements; and
●	The ability to generate brand awareness in China.

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

Employees

As of December 31, 2019, Rebel FC employed 14 employees based in China and Singapore, which teams are organized in the following departments:

●	Management
●	HR
●	IT
●	Finance
●	Project Management
●	Communication, Public Relations and Marketing
●	Sales & Sponsorships

Additionally, Rebel contracts external companies to provide specialized services for the organization of the events. The typical services outsourced to external companies are, among others, venue production, video production, logistics, hospitality services, TV production and broadcasting, and event marketing and advertisement.

Facilities

We do not own any real property. Our principal executive and administrative offices are located in Singapore at 7500A Beach Road, Unit 16-324, The Plaza, Singapore. Our rent is approximately SGD 5,700 (USD $4,178) per month. We are renting the property on a month-to-month basis. The Company’s new headquarters are located in Shanghai at the Unit C02, 5/F (Mixpace), Building T2 (CES West Bund Center), NO. 277 Longlan Road, Xuhui District, Shanghai 200030 pursuant to a lease agreement with a monthly rent of RMB 13,500 (USD $1,954). The lease will expire on March 18, 2021.

ITEM 1A. RISK FACTORS

Certain factors could have a material adverse effect on our business, financial condition, results of operations and prospects. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, results of operations and prospects. If any of the following risks occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of net losses and we are uncertain about our future profitability.

We have incurred $19,201,492 and $8,370,529 of accumulated deficits for the years ended December 31,2019 and 2018 respectively. As of December 31, 2019, we had a stockholders’ deficit of $4,024,723. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. We may incur losses in the foreseeable future as we continue to develop and market our portfolio. If revenue from any of our current or future portfolio offerings is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily curtail operations.

There is substantial doubt as to our ability to continue as a going concern

The negative operating results of cash flow and working capital in 2019 raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our common stock might lose their entire investment. Our continued operations are highly dependent upon our ability to increase revenues, decrease operating costs, and if needed complete equity and/or debt financing. We believe if we are unable to obtain our resources to fund operations, we may be required to delay scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live sports events, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Changes in consumers’ tastes or a change in the perceptions of our business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms. If we are unable to adopt or are late in adopting technological changes and innovations that other entertainment providers offer, it may lead to a loss of consumers viewing our content, a reduction in revenues from attendance at our live events, a loss of ticket sales or lower ticket fees. It may also lead to a reduction in our clients’ ability to monetize new platforms. Our ability to effectively generate revenue from new distribution platforms and viewing technologies will affect our ability to maintain and grow our business. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers and other key personnel, retain or attract agency clients or customers or enter into multimedia, licensing and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers and other key personnel. In addition, we are dependent for a portion of our revenues on the relationships between content providers and the clients and key brands, such as sports leagues and federations and collegiate sporting institutions, that we represent, many of whom are significant public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or entities that we employ or represent, or to our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination or other misconduct, could result in significant media attention, and could have a negative impact on our professional reputation, potentially resulting in termination of licensing or other contractual relationships, our or our employees’ inability to attract new customer or client relationships, or the loss or termination of such employees’ services, all of which could adversely affect our business, financial condition and results of operations.

The markets in which we operate are highly competitive.

We face competition from a variety of other companies. We face competition from alternative providers of the content, services and events we and our clients offer and from other forms of entertainment and leisure activities in a rapidly changing and increasingly fragmented marketplace. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, clients or key brands, which could have an adverse effect on our business, financial condition and results of operations.

We depend on the continued service of the members of our executive management and other key employees, as well as management of acquired businesses, the loss or diminished performance of whom could adversely affect our business.

Our performance is substantially dependent on the performance of the members of our executive management and other key employees, as well as management of acquired businesses. We seek to acquire businesses that have strong management teams and often rely on these individuals to conduct the day-to-day operations of and pursue the growth of these acquired businesses. Although we have entered into employment and severance protection agreements with certain members of our senior management team and we typically seek to sign employment agreements with the management of acquired businesses, we cannot be sure that any member of our senior management or management of the acquired businesses will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that our executive management have developed and cause employee morale problems and the loss of additional key employees, agents, managers and clients.

We may be unsuccessful in our strategic acquisitions, investments and commercial agreements, and we may pursue acquisitions, investments or commercial agreements for their strategic value in spite of the risk of lack of profitability.

We face significant uncertainty in connection with acquisitions, investments and commercial agreements. To the extent we choose to pursue certain commercial, investment or acquisition strategies, we may be unable to identify suitable targets for acquisition, investment opportunities or commercial deals, or to make these acquisitions, investments or deals on favorable terms. If we identify suitable acquisition candidates, investments or deals, our ability to realize a return on the resources expended pursuing such candidates, investments or deals and to successfully implement or enter into them will depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite governmental approvals as well as the factors discussed below. Additionally, we may decide to make or enter into acquisitions, investments or commercial agreements with the understanding that such acquisitions, investments or commercial agreements will not be profitable, but may be of strategic value to us. We cannot provide assurances that the anticipated strategic benefits of these acquisitions, investments or commercial agreements will be realized in the long-term or at all.

Our compliance with regulations may limit our operations and future acquisitions.

We are also subject to laws and regulations that could significantly affect our ability to expand our business through acquisitions or enter into joint ventures. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines, actions or legal proceedings against us. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our information systems, content distribution systems, ticketing systems and payment processing systems, to conduct our business. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

We may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.

We have invested significant resources in brands associated with our business in an attempt to obtain and protect our public recognition. These brands are essential to our success and competitive position. We have also invested significant resources in the premium content that we produce. Our trademarks and other intellectual property rights are critical to our success and our competitive position. Our intellectual property rights may be challenged and invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. If we fail to maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others infringing, diluting or misappropriating our intellectual property rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. While we believe we have taken, and take in the ordinary course of business, appropriate available legal steps to reasonably protect our intellectual property, we cannot predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

As a result of our operations in international markets, we are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets.

We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

●	political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which we have international operations or into which we may expand;

●	more restrictive or otherwise unfavorable government regulation of the entertainment and sports industry, which could result in increased compliance costs or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;
●	limitations on the enforcement of intellectual property rights;
●	enhanced difficulties of integrating any foreign acquisitions;
●	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;
●	adverse tax consequences;
●	less sophisticated legal systems in some foreign countries, which could impair our ability to enforce our contractual rights in those countries;
●	limitations on technology infrastructure;
●	variability in venue security standards and accepted practices; and
●	difficulties in managing operations due to distance, language and cultural differences.

Participants and spectators in connection with our live entertainment and sports events are subject to potential injuries and accidents, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live entertainment and sports events, causing a decrease in our revenue.

There are inherent risks to participants and spectators involved with producing, attending or participating in live entertainment and sports events. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our entertainment and sports events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses. The physical nature of many of our live sports events exposes the athletes that participate to the risk of serious injury or death. These injuries could include concussions, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in certain of our live sports events, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we may seek coverage under our accident insurance policies, if available, or our general liability insurance policies, for injuries that our athletes incur while competing. To the extent such injuries are not covered by our policies, we may self-insure medical costs for our athletes for such injuries. Liability to us resulting from any death or serious injury, including concussions, sustained by athletes while competing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles, including coverage for acts of terrorism and weather-related property damage. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people. We cannot assure you that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses and acts of terrorism, would be adequate should one or multiple adverse events occur, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot assure you that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have an adverse effect on our financial position and future results of operations if asset damage or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, we from time to time in the future may be subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations and financial condition.

We may not be able to attract and retain key professional MMA fighters.

Our business is dependent upon identifying, recruiting and retaining highly regarded professional MMA fighters for our promotions. Fans and sponsors are attracted to events featuring top fighters, and the value placed on a promotion’s television and other media rights is dependent to a great extent on the quality of the promotion’s fighter roster. We may not be able to attract and retain key professional MMA fighters due to competition with other regional promoters for the same fighters. Failing to put on events featuring top professional fighters could adversely affect our operating results and have a material adverse effect on our business.

We may not be able to attract sufficient sponsorship.

Our business strategy involves developing sponsorships for all of our live events. We cannot make any assurance that we will be able secure adequate sponsorship for each of our events. Ticket and PPV sales are only parts of our revenue model and sponsorships are critical to making an event profitable. Our inability to attract sufficient sponsorships for each event could adversely affect our results of operations.

We may not be able to secure contracts with video streaming sites for our Pay-per-view business.

Part of our growth strategy is to start delivering our shows by streaming them through Pay-Per-View (“PPV”) channels and over the internet. There can be no assurance that we will secure licensing contracts with PPV providers or televisions stations that offer PPV. Our inability to secure PPV would negatively impact our future profitability but not our growth prospect as our key strategy is focusing on the high digital online viewership growth to drive future revenue streams.

We may not be able to secure event venues.

We cannot provide any assurance that we will be able to book event venues at ideal locations to attract sufficient audience to attend our events. Our ability to book appropriate venues is subject to availability and our willingness and ability to pay. This could adversely affect our event hosting abilities and thus our ability to generate revenues and operate our business.

We may not be able to secure television stations to broadcast our shows.

In addition to hosting live events, part of our intended revenue stream is to come from TV distribution. However, we cannot guarantee that we will be able to find TV channels to broadcast our events. Our ability to secure the airtime of our events on TV is affected by various factors, among other things, whether a TV station requires payment from the Company for the broadcasting, whether there is an available slot for the Company’s event and whether there is any censorship on events with violent content. In addition, if no TV station is willing to broadcast our events, our events and our brand will not have sufficient publicity in the media; therefore, it may negatively impact the sale of our future events. Thus, the failure to sell the rights to broadcast our events to TV stations would negatively affect our future profitability. This same risk also applies to our planned reality show.

The economic uncertainty impacts our business and financial results which could materially affect us in the future.

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business will be dependent upon consumer discretionary spending and therefore will be affected by consumer confidence as well as the future performance of the Chinese and the global economies. As a result, our results of operations will be susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of ticket sales, sponsorship and distribution revenue.

The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Our business will be materially adversely affected by the recent coronavirus (COVID-19) outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, a public health emergency for the United States was declared to aid the U.S. healthcare community in responding to COVID-19. The COVID-19 pandemic resulted in a widespread health crisis and have had adverse impact on the economies and financial markets worldwide, including our business. For instance, we may be unable to organize and/or host events, allow attendance at such events, or carry out other business expansion if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with vendors and service providers and would be unavailable to negotiate and complete transactions in a timely manner. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any and all of the foregoing could have a material adverse impact on its business, operating results and financial condition. Further, there can be no assurance that we would be able to secure commercial financing in the future in the event that we require additional capital.

Due to the COVID-19 situation, the Company has not been able to host any planned events. Our planned Australia event which was supposed to be hosted in April 2020 was cancelled. As long as any country is not able to allow for any hosting of an event in any scale, we will not be able to penetrate into the markets as planned. As a result, this may result in no ticket sales, sponsorship or any distribution revenues.

Many countries have also implemented a Work From Home (WFM) measures. In Singapore, a circuit breaker measure was introduced on April 7, 2020, amongst all things, the government requires for all the Company to have their employees to stay and work from home. As most of our operational team is based in Singapore. This could adversely affect our event hosting abilities and thus our ability to generate revenues and operate our business.

From January 2020, countries have begun to shut its borders to foreigners. The lack of the ability to travel and conduct meetings with service providers and vendors to organize any events or planned events in the future will be affected, as a result, our business and operating results and financial condition may be materially affected by the introduced travel ban.

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

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For our live and television audiences, we will face competition from, in addition to other MMA promotions, professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities that are offered in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we will compete have greater financial resources than will be available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

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

We may not be able to attain profitability.

Attaining profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing and our ongoing depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future.

We have a limited history of operating as a promoter for MMA events.

We are a development stage company formed to carry out the MMA events and thus have a limited operating history. We started our business in June of 2013 and to date we have held nine MMA events in total with two in Singapore and seven in China. Thus, we have limited experience in promoting the MMA events. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies which has long-term history and experience in the area of MMA, the entry of new competitors into the MMA business, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the MMA business and general economic conditions. Accordingly, our future revenue and operating results are difficult to forecast.

We may need additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

In order for us to grow and successfully execute our business plan, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available, it may dilute your ownership interest in our common stock. Failure to obtain financing may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce accurate and complete financial reports and to help prevent financial fraud. In addition, such control is required in order to list our securities on the NASDAQ Capital Market. If we are unable to maintain adequate internal controls or fail to correct deficiencies in our controls noted by our management or our independent registered public accounting firm, our business and operating results could be adversely affected, we could fail to meet our obligations to report our operating results accurately and completely, and our continued listing on the NASDAQ Capital Market could be jeopardized.

Risks Related to Doing Business in China

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

The majority of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. Furthermore, the current trade war between China and USA is adversely affecting economies throughout the world. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our outsourcing services. Such developments could adversely affect our businesses, lead to reduction in demand for our services and adversely affect our competitive position.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

We conduct our business primarily through our subsidiary entities in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China for the past decades. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all. As a result, we may not be aware of our potential violation of these policies and rules. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Our subsidiaries and consolidated affiliated entities in China are subject to restrictions on paying dividends and making other payments to our holding company.

Rebel Group, Inc. is our holding company incorporated in the United States. As a result of the holding company structure, it currently relies on dividend payments from our subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of foreign currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If our subsidiaries in China are unable to pay dividends or make other payments to us, we may be unable to pay dividends on our common stock.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with this offering under a recently adopted PRC regulation; any requirement to obtain prior CSRC approval could delay this offering and failure to obtain such approval, if required, could have a material adverse effect on our business, results of operation and reputation.

In 2006, the CSRC and five other PRC regulatory agencies jointly promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which regulates foreign investment in PRC domestic enterprises. The M&A Rule requires offshore special purpose vehicles formed for the purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of the special purpose vehicle’s securities on an overseas stock exchange. The interpretation and application of the M&A Rule is currently unclear. If the CSRC or another PRC regulatory agency subsequently determines that prior CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations, limit our operating privileges, delay or restrict the repatriation of the proceeds from this offering into China or the payment or distribution of dividends by our PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

U.S. regulators’ ability to conduct investigations or enforce rules in China is limited.

The majority of our operations are conducted outside of the U.S. As a result, it may not be possible for the U.S. regulators to conduct investigations or inspections, or to effect service of process within the U.S. or elsewhere outside China on us, our subsidiaries, officers, directors and shareholders, and others, including with respect to matters arising under U.S. federal or state securities laws. China does not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the U.S. and many other countries. As a result, recognition and enforcement in China of these judgments in relation to any matter, such as U.S. securities laws, may be difficult or impossible.

Governmental control of currency conversion may limit our ability to use our revenues effectively and the ability of our PRC subsidiaries to obtain financing.

The PRC government imposes control on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a majority of our revenues in Renminbi, which currently is not a freely convertible currency. Restrictions on currency conversion imposed by the PRC government may limit our ability to use revenues generated in Renminbi to fund our expenditures denominated in foreign currencies or our business activities outside China. Under China’s existing foreign exchange regulations, Renminbi may be freely converted into foreign currency for payments relating to current account transactions, which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency in their respective current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions. Conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to capital account transactions, which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of our PRC subsidiaries to make investments overseas or to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions from us. We cannot assure you that the registration process will not delay or prevent our conversion of Renminbi for use outside of China.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The Enterprise Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered PRC tax resident enterprises and will generally be subject to the uniform 25% PRC enterprise income tax rate on their global income. In addition, a tax circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises established outside of China as resident enterprises clarified that dividends and other income paid by such resident enterprises will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such resident enterprises to various reporting requirements with the PRC tax authorities. Under the implementation rules to the Enterprise Income Tax Law, a de facto management body is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and other assets of an enterprise. In addition, the tax circular mentioned above details that certain Chinese-invested enterprises will be classified as resident enterprises if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Currently, there are no detailed rules or precedents governing the procedures and specific criteria for determining de facto management bodies which are applicable to our company or our overseas subsidiary. If our company or any of our overseas subsidiaries is considered a PRC tax resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, our company or our overseas subsidiary will be subject to the uniform 25% enterprise income tax rate as to our global income as well as PRC enterprise income tax reporting obligations. Second, although under the Enterprise Income Tax Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as tax-exempted income, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax. It is possible that future guidance issued with respect to the new resident enterprise classification could result in a situation in which a withholding tax of 10% for our non-PRC enterprise investors or a potential withholding tax of 20% for individual investors is imposed on dividends we pay to them and with respect to gains derived by such investors from transferring our shares. In addition to the uncertainty in how the new resident enterprise classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. If we are required under the Enterprise Income Tax law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares or ADSs may be materially and adversely affected. It is unclear whether, if we are considered a PRC resident enterprise, holders of our shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. The application of the M&A Rules remains unclear. These M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under the equity incentive plan will be subject to these regulations when our company becomes an overseas listed company upon the completion of this offering. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015. Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations. The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Our current employment practices may be restricted under the PRC Labor Contract Law and our labor costs may increase as a result.

The PRC Labor Contract Law and its implementing rules impose requirements concerning contracts entered into between an employer and its employees and establishes time limits for probationary periods and for how long an employee can be placed in a fixed-term labor contract. Because the Labor Contract Law and its implementing rules have not been in effect very long and because there is lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how it will impact our current employment policies and practices. We cannot assure you that our employment policies and practices do not, or will not, violate the Labor Contract Law or its implementing rules and that we will not be subject to related penalties, fines or legal fees. If we are subject to large penalties or fees related to the Labor Contract Law or its implementing rules, our business, financial condition and results of operations may be materially and adversely affected. In addition, according to the Labor Contract Law and its implementing rules, if we intend to enforce the non-compete provision with an employee in a labor contract or non-competition agreement, we have to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract, which may cause extra expenses to us. Furthermore, the Labor Contract Law and its implementation rules require certain terminations to be based upon seniority rather than merit, which significantly affects the cost of reducing workforce for employers. In the event we decide to significantly change or decrease our workforce in the PRC, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or in a timely and cost effective manner, thus our results of operations could be adversely affected.

Our shares of common stock are subject to penny stock regulation. Because our common stock is penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares

Volatility in the price of our common stock may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

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

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock.

The market price of our shares could decline as a result of sales of substantial amounts of our capital stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our results of operations do not meet their published expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their published expectations, our stock price could decline materially.

Provisions of Florida law, and of our Articles of Incorporation and Bylaws may make a takeover more difficult, which could cause our stock price to decline.

Provisions in our Articles of Incorporation and Bylaws and in the Florida corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by management and the Board of Directors. As a result, public stockholders who might wish to participate in such a transaction may not have an opportunity to do so. These and other anti-takeover provisions could substantially impede the ability of public stockholders to change our management and Board of Directors. Such provisions may also limit the price that investors might be willing to pay for shares of our common stock in the future.

Any issuance of preferred stock in the future may dilute the rights of our common stockholders.

Under our Articles of Incorporation, our Board of Directors has the authority to issue up to 100,000,000 shares of preferred stock and to determine the price, liquidation preference, priority, dividend and voting rights, conversion features (if any) and other terms of these shares. Our Board of Directors may approve the issuance of preferred stock without any further approval of our stockholders. If preferred stock is issued, the rights of holders of our common stock, including the right to receive the proceeds of a liquidation of Rebel, may be adversely affected.

We do not intend to pay cash dividends on our common stock.

We do not anticipate paying cash dividends to holders of our common stock. If we do not declare or pay dividends on shares of our common stock, the market value of our common stock may be adversely affected.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
●	the last day of the fiscal year following the fifth anniversary of this offering;
●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act for up to five fiscal years after the date of this offering. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the trading price of our common shares may be more volatile. In addition, our costs of operating as a public company may increase when we cease to be an emerging growth company.

Our corporate structure, together with applicable law, may impede shareholders from asserting claims against us and our principals.

All of our operations and records, and all of our senior management are located in the PRC. Shareholders of companies such as ours have limited ability to assert and collect on claims in litigation against such companies and their principals. In addition, China has very restrictive secrecy laws that prohibit the delivery of many of the financial records maintained by a business located in China to third parties absent Chinese government approval. Since discovery is an important part of proving a claim in litigation, and since most if not all of our records are in China, Chinese secrecy laws could frustrate efforts to prove a claim against us or our management. In addition, in order to commence litigation in the United States against an individual such as an officer or director, that individual must be served. Generally, service requires the cooperation of the country in which a defendant resides. China has a history of failing to cooperate in efforts to affect such service upon Chinese citizens in China.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters is located in the heart of downtown Singapore at 7500A Beach Road, Unit 16-324, The Plaza, Singapore. We pay our landlord SGD 5,700 (USD $4,178) as rent per month. We are renting the property on a month to month basis. The Company’s new operation headquarters are located in Shanghai at the Unit C02, 5/F (Mixpace), Building T2 (CES West Bund Center), NO.277 Longlan Road, Xuhui District, Shanghai 200030 pursuant to a lease agreement with a monthly rent of RMB 13,500 (USD $1,954). The lease will expire on March 18, 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2019, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note approximately the amount Company owed to a third party. On April 16, 2020, the Company has entered into a Settlement Agreement with Ofsink to resolve the legal dispute. Both the Company and Ofsink agreed to settle the balance in accordance with the terms of the promissory note. The matter is therefore settled.

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

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$3.75	$3.70
Second Quarter	$3.75	$1.25
Third Quarter	$3.70	$1.50
Fourth Quarter	$3.0	$0.8

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$1.51	$0.51
Second Quarter	$2.9	$1.49
Third Quarter	$3.0	$1.5
Fourth Quarter	$2.59	$0.49

Generally, there is no active market for shares of common stock of the Company. Although the Company’s shares are quoted on the OTCQB marketplace, the Company is aware of only a few transactions that have taken place in the past several years.

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

As of April 24, 2020, there were 55,354,031 shares of common stock issued and outstanding.

Preferred Stock

Our Board is authorized by its Articles of Incorporation to issue Preferred Stock from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions, thereof, as shall be stated in the resolutions adopted by our Board providing for the issuance of the Preferred Stock. The Board is authorized, within any limitations prescribed by law and the Company’s Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock. There is no preferred stock issued or outstanding at the date of this Annual Report.

Warrants

There are currently no outstanding warrants.

Options

There are currently no outstanding options.

Stockholders of Record

As of April 24, 2020, we had 55,354,031 shares of our common stock with par value $0.0001 issued and outstanding. There were 530 stockholders of record as of the same date.

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

Recent Sales of Unregistered Securities

During January to December 2019, the Company issued 3,618,001 shares of common stock for net cash consideration of $3,799,900. The Company also issued 1,749,284 shares of common stock with total value of $1,953,146 to eight individuals as payments for professional services related to commission of fund raising, public relations and marketing, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

On December 28, 2019, we entered into a Sale and Purchase Agreement (the “Agreement”) with Rodrigues Gerard Anthony and Zuzarte Desmond Gerard, (each a “Seller”, and collectively referred to as the “Sellers”). Prior to the transactions contemplated by the Agreement, the Sellers, collectively, own 100% of the outstanding share capital in EXPO AV-Insync Pre. Ltd., a private liability company incorporated in and under the laws of Singapore (the “Target Company”). The Target Company is principally engaged in the supply of audio/lighting/LED projection, camera production and rigging rental – staging services, technical layout and designs, two-dimension and three-dimension animation, three-dimension video mapping, post-production, content production and augmented reality and on-site project management. Pursuant to the Agreement, the Company has agreed to purchase and the Sellers have agreed to sell 100,000 ordinary shares of the Target Company representing 100% of the outstanding ordinary shares of the Target Company for a total consideration of up to US$6,000,000, payable in common stock, par value $0.0001 per share, of the Company (the “Consideration Shares”) with each Consideration Share valued at US$1.50 (the “Transaction”). An aggregate of 3,500,000 Consideration Shares (the “Closing Shares”) will be issued to the Sellers upon the closing of the Transaction (the “Closing”). After the Closing, the Sellers will have contingent right to receive additional consideration from the Company based on the performance of the Target Company from the Closing until December 31, 2020 (the “2020 Earnout Period”) and from the Closing until December 31, 2021 (the “2021 Earnout Period”). In the event that the Target Company achieves a profit of US$1,300,000 for the 2020 Earnout Period, the Sellers shall be entitled to receive from the Company additional 250,000 Consideration Shares with each share valued at US$1.50 (the “2020 Earnout Shares”). In the event that the Target Company achieves a profit of S$2,600,000 for the 2021 Earnout Period, the Sellers shall be entitled to receive additional 250,000 Consideration Shares with each share valued at US$1.50 (the “2021 Earnout Shares”, and collectively with the 2020 Earnout Shares, the “Earnout Shares”). The Earnout Shares will be held in escrow, with an escrow agent to be agreed upon by the Company and Sellers, and released to the Sellers in accordance with the provisions of the Agreement. The Sellers will have the right to buy back the Target Company ordinary shares if the Company fails to list its common stock on the Nasdaq Stock Market LLC within 9 months of the date of the Agreement. The closing of the Transaction is subject to satisfaction of the following conditions: (i) completion of due diligence of the Target Company by the Company; (ii) the requisite shareholders’ and/or directors’ approval of the Transaction; (iii) receipt of all third party consents and approvals as necessary; (iv) execution of service agreements between the Sellers and the Target Company on such terms acceptable to the Company; (v) the Sellers’ undertaking that each shall remain as a Director of the Target Company for 36 months following the Closing and (vi) no material adverse change to the business operations, assets, financial condition, turnover or prospects of the Target Company. Each of the Sellers agrees (i) not to dispose of any of the Closing Shares for a period of 12 months following the Closing; (ii) not to dispose of a maximum of 50% of the Closing Shares and the Earnout Shares, if any, for a period of 12 months commencing on the first anniversary of the Closing date, (iii) not to exercise any voting or other rights or receive dividends or distributions in relation to the Earnout Shares before receiving them and (iv) not to create any encumbrance over the Earnout Shares. Affected by the global outbreak of COVID-19 virus, the process of due diligence, which originally was expected to be completed in April, 2020, has been postponed. The timeline of completion will be dependent upon the economic recovery from the pandemic which remains uncertain, therefore the Company believes that there is no need to consolidate or disclose pro forma financials based on the current uncertainty of the completion of this acquisition.

All of the transactions listed above were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, for offerings made outside the United States by a United States issuer. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report are forward-looking statements that involve risks and uncertainties. The cautionary language in this Current Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report on Form 10-K.

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

The Company has successfully hosted the most recent MMA event, Return of the Champion, on September 7, 2019 at Hongkou Indoor Stadium, Shanghai, China, with its online digital viewership of 21.75 million exceeding the average viewership of REBEL FC’s two events in 2018 of 13 million (digital and broadcast viewership combined). In addition to the 21.75 million viewership from major online platforms such as Yizhibo, PP Sports, QiE Live, iQiyi, Gedoumi and Baidu Sports, the company also garnered a viewership of 3.7 million on TV stations such as Qinghai Satellite TV and Shenzhen TV 5 (Sports Health Channel). In all, Return of the Champion gathered 25.45 million viewership from both TV and digital platforms, an exponential increase from the average viewership of its two events in 2018.

On January 11, 2020, the Company successfully co-hosted Rebel FC X - The New Order with the First Southeast Asian MA promotion in Europe, at the Wings of Soviet Sports Hall near the iconic Red Square in Moscow, Russia.

The viewership of REBEL FC X - The New Order reached a grand total of 30.62 million, including 4.6 million on from Russia’s Boxing TV and ACB TV and another 26.02 million from digital platforms such as China’s Yizhibo Live, PP Sports, QiE Live, iQiyi and Weibo Combat. This is a noteworthy increase from the 25.45 million viewership amassed for REBEL FC 9 – Return of the Champion in China last year.

As of December 31, 2019, our accumulated deficit was $(19,201,492); our stockholders’ deficit was $(4,024,723).

Results of Operations

For the year ended December 31, 2019 compared with the year ended December 31, 2018

Gross Revenues

The Company had revenues from operations of $138,908 in the year ended December 31, 2019 compared to $223,783 in the year ended December 31, 2018. The Company’s revenue of $138,908 in the year ended December 31, 2019 primarily came from sponsorship revenues received by Quanyao for holding the event, Return of the Champion, in China. The decrease in revenue is mainly due to the decreased number of events held from two events in 2018 to one event in 2019.

The Company’s cost of revenue was $769,167 in the year ended December 31, 2019, compared to $1,878,123 in the year ended December 31, 2018. The cost of revenue mainly consisted of venue rental and related expenses of $388,890, direct costs of $226,246, and fighter and official expenses of $154,031. The decrease in cost of revenue is mainly due to the decreased number of events held from two events in 2018 to one event in 2019.

Operating Expenses

Operating expenses for the years ended December 31, 2019 and 2018 were $4,445,725 and $5,226,522, respectively. For the year ended December 31, 2019, the operating expenses mainly consisted of payroll expenses of $779,404, legal and professional fees of $565,892, director fee of $240,000, rental expenses of $75,570, allowance for account receivables and prepayments of $44,368, depreciation and amortization expenses of $36,498, and expenses of new share issuance for services and compensations of $1,953,146. For the year ended December 31, 2018, the operating expenses mainly consisted of payroll expenses of $1,390,766 rental expenses of $240,290, depreciation and amortization expenses of $39,876, allowance for account receivables and prepayments of $558,158, and expenses of new share issuance for services and compensations of $1,190,378. The decrease in operating expenses was largely due to the decreased payroll expenses as a result of decreased headcount, allowance expenses due to improved receivables control, and rental expenses as the Company moved to a an economical office in China, such decrease was partially offset by the increase in expenses related to new share issuance for services and compensations.

Net Loss

Net loss for the year ended December 31, 2019 was $10,830,963 as compared to $13,654,013 for the year ended December 31, 2018. Basic and diluted net loss per share amounted $0.21 and $0.29 respectively for the years ended December 31, 2019 and 2018, respectively.

The decrease of net loss for the year ended December 31, 2019 compared to the year ended December 31, 2018 was mainly due to decreased events held in 2019.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2019 have been prepared on a going concern basis, which assumes that the Company will be able to meet its financial obligation, working capital and capital expenditures need as and when they fall due.

As of December 31, 2019, we had working capital deficiency of $4,159,067 as compared to working capital deficiency of $4,856,536 as of December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2019 was $3,156,242 as compared to $4,480,190 for the year ended December 31, 2018. The cash used in operating activities for the financial year ended December 31, 2019 was primarily due to a decreased net loss generated in the year.

Net cash used in investing activities for the year ended December 31, 2019 was $17,585 as compared to $20,100 for the year ended December 31, 2018. The cash used in investing activities are mainly due to purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2019 was $3,151,118 as compared to $4,537,729 for the year ended December 31, 2018. The cash provided by financing activities for the year ended December 31, 2019 are mainly from issuing of common shares and convertible loans, such cash inflow was partially offset by the repayment to related parties.

As of December 31, 2019, our cash balance was $18,820 and our current liabilities exceed current assets by $4,159,067 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company finances its operations through loans from investors and shareholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $10,830,963 net loss attributable to the our stockholders for the year ended December 31, 2019, (2) our accumulated deficit of approximately $19,201,492 as of December 31, 2019 and (3) the fact that we had negative operating cash flows of approximately $3,156,242 for the year ended December 31, 2019.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live events, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. We have certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

Our cash balance as of December 31, 2019 will not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. We have several actions to implement as mentioned above. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital in 2019 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

We believe if we are unable to obtain our resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, allowance for trade receivables and prepayments, and the fair value of our stock, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2019, there has been no reportable event as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

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

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, the certifying officers have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were not effective due to the Company’s lack of formal documented controls and procedures applicable to all officers and directors.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

●	lack of a functioning audit committee due to a lack of a majority of independent members resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
●	inadequate segregation of duties consistent with control objectives;
●	ineffective controls over period end financial disclosure and reporting processes; and
●	do not have any full-time accounting personnel who have U.S. GAAP and SEC reporting experience.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning Audit Committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. The Company’s remediation measures are discussed below.

Management’s Remediation Measures

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, the Company intends to:

●	establish and constitute an Audit Committee of the Board consisting of independent directors to, among other things, provide the necessary oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. The Company intends to add a sufficient number of independent directors to establish a majority of independent directors on the Board at large. The Audit Committee will be constituted in accordance with its charter and will be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. The Audit Committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. Management believes that these steps will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.
●	retain additional personnel having adequate experience in the application of US GAAP and SEC reporting.
●	retain additional personnel to address the inadequate segregation of duties at the corporate and operating levels.

We believe that the completion of these steps will allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. We anticipate that these measures will be completed on or before June 2020.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter of 2019, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director is as follows:

Name	Age	Position
Aan Yee Leong	35	President, Chief Executive Officer and Director
Khian Kiee Leong	70	Chairman
Chee Keong Teng	46	Director
Benjamin Cher	41	Director

(1)	Mr. Cher was appointed as a member of the Board of Directors on May 7, 2019.

Mr. Aan Yee Leong, age 35, has managerial experience in project management, financial management, financial reporting, and budgeting. He has the passion and enthusiasm for mixed martial arts and is the founder of Rebel FC. From October 2013, he serves as an executive director in SCA Capital Limited and Rebel FC. From May 2013, he started to work as an executive director of Pure Heart. From March 2007 to October 2008, he worked as a finance and administrative executive in KKL Management Consultants Pte Ltd. From January 2012 to December 2012, he was a manager of KK Leong & Partners. Mr. Justin Leong graduated from University of London with a Bachelor of Science (Hons) in Banking and Finance in 2007. The Board of Directors reached a conclusion that Mr. Justin Leong should serve as a Director of the Company based on his experience in financial management.

Mr. Khian Kiee Leong, age 70, has over 30 years professional experience in advisory and consultant business, serving both multinational and regional companies across a wide range of industries. He provides advice and support for the Company on its strategic planning. From October 2014, he serves as director in Rebel FC and SCA Capital. From June 2013, he acts as a director of Pure Heart. Since March 1994, he serves as the managing partner of KK Leong & Partners and CEO of KKL Consultancy Services Pte. Ltd. Mr. Leong graduated from Nanyang University majored in Accounting in Singapore in 1972 and he is chartered accountant of the Institute of Chartered Accountants in England and Wales. The Board of Directors reached a conclusion that Mr. Leong should serve as a Chairman of the Company based on his extensive experience in management.

Mr. Chee Keong Teng, age 46, is a trader and manager, with over 18 years of experience in the oil and gas industry. Over the years, Mr. Teng has held key management positions with various companies. Key appointments include Managing Director of Singapore based G-Fuel, as well as the role of General Manager with SGX listed company Chemoil, one of the world’s leading independent oil traders. Mr. Teng was the team leader overseeing Chemoil’s trading operations for the Asia Pacific and Middle East regions. Prior to his appointment in Chemoil, Mr. Keong was the trading manager of one of Saudi Arabia’s largest independent oil trading firms, Bakri Trading Co. Mr. Teng also served as an analyst in global energy markets with Platts specializing in fuel oil, middle distillates and freight. He has a strong background in risk management, business development and managing partnerships. Mr. Teng holds a Bachelor’s degree in Mathematics and Psychology from the National University of Singapore.

Mr. Benjamin Cher, age 41, is a seasoned professional with more than 15 years of experience in both public and private sectors. From 2004 to 2010, Mr. Cher worked in the Singapore Government as a policy-maker in the Ministry of Trade & Industry and Ministry of Finance. From 2010 to 2016, he worked in private equity and banking in Temasek Holdings and Credit Suisse. Mr. Cher founded Aetius Capital in 2016 and has been serving as its CEO since then. Mr. Cher received his Master’s degree in Management Science & Engineering from Stanford University in 2001. He received his Bachelor of Engineering degree in Electrical & Electronic Engineering from Imperial College London in 2000.

Significant Employees

We do not have significant employees who are not our executive officers or directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as such, our Board has no independent members.

Family Relationships

The Chairman, Mr. Khian Kiee Leong. is the father of the Chief Executive Officer, Mr. Aan Yee Leong.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

Board Committees

Currently, the Company’s Board currently does not have any standing committees. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. Currently, the Board at large performs all functions that would otherwise be performed by committees. As we grow, we intend to expand our Board, its composition and functioning.

Audit Committee Financial Expert

As we have no separate Audit Committee at this time, none of our directors qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The Board at large oversees the functions which would be performed by a compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2019 and 2018.

Summary Compensation

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation	Total
Aan Yee Leong, Justin(1)	2019	$131,072	-	-	-	-	-	-	$131,072
	2018	$122,757	-	-	-	-	-	-	$122,757
Khian Kiee Leong(2)	2019	$-	-	-	-	-	-	-	$-
	2018	$130,792	-	-	-	-	-	-	$130,792

(1)	Aan Yee Leong, Justin has been serving as the President, CEO and principal financial officer of Rebel FC since January 30, 2015.
(2)	Mr. Leong has been serving as Chairman and director of Rebel FC since January 30, 2015.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2019 and 2018.

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	All Other Compensation	Total
Aan Yee Leong(1)	2019	$-	-	-	-	$-
	2018	$-	-	-	-	$-
Khian Kiee Leong(2)	2019	$-	-	-	-	$-
	2018	$-	-	-	-	$-
Chow Hong Ong(3)	2019	$-	-	-	-	$-
	2018	$-	$60,000	-	-	$60,000
Chee Keong Teng(4)	2019	$-	-	-	-	-
	2018	$-	-	-	-	-
Tomas Urbanec(5)	2019	$-	$-	-	-	$-
	2018	$29,658	$366,000	-	-	$395,658
Cher Tau Wei (6)	2019	66,000	1,085,284	-	-	$1,151,284

(1)	Mr. Aan Yee Leong serves as executive director of Pure Heart since May 2013.
(2)	Mr. Khian Kiee Leong serves as a director of Pure Heart since June 2013.
(3)	Mr. Chow Hong Ong was appointed as a director on June 30, 2015; he resigned for personal reasons on September 28, 2018.
(4)	Mr. Chee Keong Teng was appointed as a director on May 9, 2017.
(5)	Mr. Tomas Urbanec was appointed as a director on January 26, 2017; he resigned on May 25, 2018.
(6)	Mr. Cher Tau Wei was appointed as a director on May 7, 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception of the Company through the date of this Report by the executive officers named in the Summary Compensation Table.

Employment Agreements

We currently do not have any employment agreements with our directors or executive officers.

Option Plan

We currently do not have any stock option plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock as of April 24, 2020 by:

●	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock underlying options or warrants currently exercisable or exercisable on or within 60 days of the date hereof are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Rebel Group, Inc., 7500A Beach Road, Unit 16-324, The Plaza Singapore 199591. There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant, the operation of, which may, at a subsequent date, result in a change of control of the registrant.

Name and Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Officers and Directors
Aan Yee Leong, Justin	CEO, director		4,820,247	8.71%

Khian Kiee Leong	Chairman		1,149,535	2.1%

Chee Keong Teng	Director		1,700,000	3.07%

Cher Tau Wei	Director		1,080,284	1.95%

All officers and directors as a group (4 persons)			8,750,066	15.83%

5% Securities Holders
Naixin Qi		Common Stock, $0.0001 par value	3,100,000	5.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

As of December 31, 2019, our Chairman, Mr. Leong Khian Kiee has made loans totaling $630,675 to the Company. The loans have no fixed terms of repayment due on demand and bear no interest. The loans were used by the Company in connection with preparations for events in China and the planned reality show.

As of December 31, 2019, amount due to our CEO, Mr. Leong Justin Aan Yee was totaling $353,416. The amount due to Mr. Leong was mainly the unpaid salary and business related expenses, and has no fixed terms of repayment due on demand and bear no interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years of 2019 and 2018.

	2019	2018
Audit Fees	$102,000	$100,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	60,000	60,000
Total	$162,000	$160,000

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2019 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).*

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013).*

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).*

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).*

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).*

4.1	Specimen Stock Certificate of Common Stock of Rebel Group, Inc. (Incorporated by reference herein to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2015).*

10.1	Sales and Purchase Agreement dated December 28, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020).*

21.1	List of Subsidiaries. (incorporated by reference herein to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed on August 1, 2015.)*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2020	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer, Director
Principal Executive Officer,
Principal Financial and Accounting Officer

Date: May 14, 2020	Rebel Group, Inc.

	By:	/s/ Khian Kiee Leong
Khian Kiee Leong
Chairman

Date: May 14, 2020	Rebel Group, Inc.

	By:	/s/ Cher Tau Wei
Cher Tau Wei
Member of Board of Directors

REBEL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rebel Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rebel Group Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rebel Group Inc. as of December 31, 2019 and 2018, and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

May 14, 2020

REBEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash	$18,820	$41,321
Deposits	12,868	10,124
Trade and other receivables, net	53,548	35,702
Total current assets	85,236	87,147

Equipment, net	27,138	23,846
Intangible assets, net	62,343	83,667
Operating lease right-of-use assets	85,789	-
Long-term investment	-	1,326,831
TOTAL ASSETS	$260,506	$1,521,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible loans	$1,948,731	$449,600
Short-term loans	74,236	296,576
Accrued expenses	39,641	102,237
Trade and other payables	828,301	1,185,207
Due to shareholders	1,226,963	2,849,410
Current lease liabilities	45,770	-
Income taxes payable	80,661	60,653
Total current liabilities	4,244,303	4,943,683

Long-term lease liabilities	40,926	-
Deferred tax liabilities	-	278,634
TOTAL LIABILITIES	4,285,229	5,222,317

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at December 31, 2019 and 2018)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 53,687,271 and 48,319,986 shares issued and outstanding at December 31, 2019 and 2018)	5,369	4,832
Additional paid-in capital	15,121,563	11,384,592
Accumulated deficit	(19,201,492)	(8,370,529)
Accumulated other comprehensive income (loss)	49,837	(6,719,721)
Total Shareholders’ deficit	(4,024,723)	(3,700,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,506	$1,521,491

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years ended December 31,
	2019	2018
Revenues, net	$138,908	$223,783

Operating expenses
Cost of sales	(769,167)	(1,878,123)
Depreciation and amortization expenses	(36,498)	(39,876)
General and administrative expenses	(4,409,227)	(5,186,646)
Loss from operations	(5,075,984)	(6,880,862)

Other (expense) income
Impairments of goodwill	-	(6,509,942)
Convertible loan interest	(74,661)	(50,492)
Bank loan interest	(13,108)	(141,393)
Interest income	50	8,921
Realized loss on disposal of long-term investment	(5,766,462)	-
Other expense	119,202	(60,230)
Total other expense	(5,734,979)	(6,753,136)

Loss before income tax expenses	(10,810,963)	(13,633,998)
Income tax expenses	(20,000)	(20,015)
Net loss	(10,830,963)	(13,654,013)

Other comprehensive income (loss)
Foreign currency translation adjustments	35,754	(5,321)
Change in fair value related to long-term investment, net of tax of nil and $2,867,239 for the years ended December 31, 2019 and 2018	-	(10,786,280)
Other comprehensive income (loss), before tax	35,754	(10,791,601)

Comprehensive loss	$(10,795,209)	$(24,445,614)

Loss per share
Basic and diluted loss per common share	$(0.21)	$(0.29)

Basic and diluted weighted average common shares outstanding	50,877,636	46,612,320

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’(DEFICIT)/EQUITY

(Stated in US Dollars)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2017	42,797,008	$4,280	$7,585,435	$5,283,484	$4,071,880	$16,945,079
Net loss	-	-	-	(13,654,013)	-	(13,654,013)
Issuance of shares for cash, net of issuance costs	4,202,600	420	2,608,911	-	-	2,609,331
Issuance of shares for services	1,320,378	132	1,190,246	-	-	1,190,378
Unrealized (loss) on investment, net of tax of $2,867,239	-	-	-	-	(10,786,280)	(10,786,280)
Foreign currency adjustment	-	-	-	-	(5,321)	(5,321)
Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)
Reclassification adjustment for net losses realized				-	6,733,804	6,733,804
Net loss	-	-	-	(10,830,963)	-	(10,830,963)
Issuance of shares for cash, net of issuance costs	3,618,001	362	3,799,538	-	-	3,799,900
Issuance of shares for services	1,749,284	175	1,952,971	-	-	1,953,146
Long-term investment distributed to shareholders	-	-	(2,015,538)			(2,015,538)
Foreign currency adjustment	-	-	-	-	35,754	35,754
Balance, December 31, 2019	53,687,271	$5,369	$15,121,563	$(19,201,492)	$49,837	$(4,024,723)

See accompanying notes to consolidated financial statements

REBEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,830,963)	$(13,654,013)
Stock-based compensation	1,953,146	1,190,378
Amortization of operating lease right-of-use assets	7,112	-
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	36,498	39,876
Impairment of goodwill	-	6,509,942
Realized loss on disposal of long-term investment	5,766,462	-
Bad debt provisions	4,558	558,158
Changes in operating assets and liabilities:
Trade and other receivables	(25,673)	12,468
Accrued expenses	184,159	72,979
Trade and other payables	(265,322)	799,238
Trade and other receivables-related party	-	(1,482)
Lease liabilities	(6,219)	-
Taxes payable	20,000	(7,734)
Net cash used in operating activities	(3,156,242)	(4,480,190)

Cash flows from investing activities:
Purchases of equipment	(17,585)	(20,100)
Net cash used in investing activities	(17,585)	(20,100)

Cash flows from financing activities:
Proceeds from the issuance of common shares	2,799,900	2,609,331
Deposit paid	-	(30,000)
Proceeds from convertible loans	1,506,239	74,145
Repayment of convertible loans	-	(111,218)
Convertible loans interest payment	(94,141)	(8,718)
Proceeds from term loans	58,637	356,489
Repayment of term loans	(285,014)	(8,744)
Term loans interest payment	(7,330)	(48,173)
Advances to directors	(211,878)	(642,655)
Proceeds from related parties	695,104	2,631,777
Repayment of related parties	(1,310,399)	(284,505)
Net cash provided by financing activities	3,151,118	4,537,729

Increase (Decrease) in cash	(22,709)	37,439

Effect of foreign currency translation	208	(36,490)
Cash at beginning of year	41,321	40,372
Cash at end of year	$18,820	$41,321

Supplemental cash flow disclosures:
Cash paid for loan interest	$101,471	$56,891
Cash paid for income tax	$17,605	$15

Major non-cash transactions:
Unrealized fair value loss on long-term investment	$-	$(13,653,519)
Operating lease asset obtained in exchange for operating lease obligation	91,667	-
Long-term investment distributed to shareholders	2,015,538	-
Issuance of shares for cash by offsetting due to shareholders	1,000,000	-
Shares issued for services	$1,953,146	$1,190,378

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

On June 21, 2017, Pure Heart Entertainment Pte Ltd. (“Pure Heart”) formed Rebel Shanghai Limited, which was incorporated in Shanghai China in order to acquire Qingdao Quanyao Sports Consulting Co. Ltd.(the “Qingdao Quanyao”) and the business expansion in the southern part of PRC.

On October 1, 2017, the Company entered into a Share Transfer Agreement (the “Share Transfer”) with Naixin Qi, an individual (the “Shareholder”), the sole shareholder of “Qingdao Quanyao”.

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

Liquidity and capital resources

The Company’s financial statements for the year ended December 31, 2019 have been prepared on a going concern basis, which assumes that the Company will be able to meet its financial obligation, working capital and capital expenditures need as and when they fall due.

As of December 31, 2019, the Company had a working capital deficiency of $4,159,067 as compared to a working capital deficiency of $4,856,536 as of December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2019 was $3,156,242 as compared to $4,480,190 for the year ended December 31, 2018. The cash used in operating activities for the financial year ended December 31, 2019 was primarily due to a decreased net loss generated in the year.

Net cash used in investing activities for the year ended December 31, 2019 was $17,585 as compared to $20,100 for the year ended December 31, 2018. The cash used in investing activities are mainly due to purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2019 was $3,151,118 as compared to $4,537,729 for the year ended December 31, 2018. The cash provided by financing activities for the year ended December 31, 2019 are mainly from issuing of common shares and convertible loans, such cash inflow was partially offset by the repayment to related parties.

As of December 31, 2019, the Company’s cash balance was $18,820 and the Company’s current liabilities exceed current assets by $4,159,067 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to attain profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company finances its operations through loans from investors and shareholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize the Company’s operations.

The Company has considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the Company’s recurring losses from operations, including approximately $10,830,963 net loss attributable to the our stockholders for the year ended December 31, 2019, (2) the Company’s accumulated deficit of approximately $19,201,492 as of December 31, 2019 and (3) the fact that the Company had negative operating cash flows of approximately $3,156,242 for the year ended December 31, 2019.

In evaluating if there is substantial doubt about the Company’s ability to continue as a going concern, the Company is trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live events, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

The Company’s cash balance as of December 31, 2019 will not be sufficient to support the Company’s operations for the next 12 months after the date that the financial statements issued. The Company has several actions to implement as mentioned above. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon the Company’s business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital in 2019 raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued operations are highly dependent upon its ability to increase revenues and if needed complete equity and/or debt financing.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Liquidity and capital resources (continued)

The Company believe if it is unable to obtain our resources to fund operations, the Company may be required to delay, scale back or eliminate some or all of its planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The audited consolidated financial statements for the year ended December 31, 2019 and 2018 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the Company’s inability to continue as a going concern.

Advertising and marketing expenditure

Advertising and marketing expenditure is expensed when incurred and is included in “general and administrative expenses” in the consolidated statements of operations. Advertising and marketing expenses were $40,596 and $466,752 for the years ended December 31, 2019 and 2018, respectively.

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

Substantially all revenue was from sponsorships in the Company.

Currently, the Company’s revenues come from the following sources:

	Years ended December 31,
	2019	2018
Sponsorships	$138,682	$222,271
Other	226	1,512
Total	$138,908	$223,783

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumption include depreciation, impairment for long-lived assets and goodwill, allowance for trade receivables and prepayments, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates.

Cash

Cash consist of bank deposits, which are unrestricted as to the Company’s withdrawal and use. The Company maintains relevant accounts at banks, which have original maturities of three months or less.

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

As of December 31, 2019, and 2018, financial instruments of the Company primarily comprise of cash, trade and other receivables, trade and other payables, accrued expenses, which the carrying amounts approximated their fair values because of their generally short maturities.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Fair value of financial instruments (continued)

The Company uses quoted prices in active markets to measure the fair value of the long-term investment and is classified as a level 1 investment.

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

Entities should recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Equipment

Equipment is recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Equipment	3 - 5 years

Intangible assets

Intangible assets, comprising trade mark, television production and television content, which are separable from the fixed assets, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 10 years.

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

Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, including property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying values of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Company would recognize an impairment loss based on the excess of the carrying value over the assessed discounted cash flow amount. The Company performed its annual goodwill impairment review for the year ended December 31, 2018 and determined to fully impair the goodwill arising from acquisition of Quanyao of $6,509,942 for the year ended December 31, 2018. For the year ended December 31, 2019, there is no impairment needed to be accrued after the annual-assessment of the Company.

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

Our functional currency is the RMB and Singapore dollars in subsidiaries in China and Singapore, respectively, and our financial statements are presented in U.S. dollars. The Singapore dollars remained stable to U.S. dollar in fiscal year 2019. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. The change in the value of the RMB relative to the U.S. dollar may affect our financial results reported in the U.S. dollar terms without giving effect to any underlying changes in our business or results of operations. Currently, our assets, liabilities, revenues and costs are denominated in RMB.

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

For the years ended December 31, 2019 and 2018, one customer accounted for 98% and 99.9% of the Company’s total revenues, respectively.

Statement of Cash Flows

Cash flows from the Company’s operations are formulated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification 842 Leases (“ASC 842”). This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. In March 2019, the FASB issued ASU 2019-01, Codification Improvements to Topic 842, Leases. Before January 1, 2019, the Company adopted the ASC Topic 840, Leases, each lease is classified at the inception date as either as a capital lease or an operating lease. All the Company’s leases were classified as operating lease under ASC Topic 840. The Company’s reporting for periods prior to January 1, 2019 continued to be reported in accordance with Leases (ASC 840). After January 1, 2019, the Company adopted ASC 842. The Company recognizes a lease liability for future fixed lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset during the lease term. Additionally, the Company elected not to recognize leases with terms of twelve months or less at the commencement date in the consolidated balance sheets. Other than the disclosure in Note 8, the Company does not believe the adoption of these ASUs would have a material effect on the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. The Company has adopted this new standard and does not believe this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In May 2019, the FASB Accounting Standards Board issued ASU No. 2019-06, “Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities” (“ASU 2019-06”). ASU 2019-06 extended the goodwill accounting alternative that allows an eligible entity to amortize goodwill acquired in a business combination and test that goodwill for impairment upon a triggering event. Management will not adopt the alternative goodwill accounting policy and does not expect this guidance would have a material effect on the Company’s consolidated financial statements.

In May 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-05, “Financial Instruments – Credit losses (Topic 326). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard requires to recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related disclosures.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, which reduces the complexity of FASB ASC Topic 740, “Income Taxes” as part of the FASB’s Simplification Initiative. The amendments in this guidance simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and should be applied on either a retrospective basis for all periods presented or a modified retrospective basis. Management is still assessing the impact this might have on the Company’s consolidated financial statements.

Aside from the above, the Company does not believe other recently issued but not yet effective accounting statements, would have a material effect on the Company’s financial position or on the results of operations.

Reclassification

The prior year amounts of proceeds and repayments of convertible loans, term loans and the related parties have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of December 31,
	2019	2018

Trade and other receivables	$58,070	$307,166
Less: allowance for doubtful debts	(4,522)	(271,464)
Trade and other receivables, net	$53,548	$35,702

Movement of allowance for doubtful accounts was as follows:

	As of December 31,
	2019	2018

Balance at beginning of the year	$271,464	$-
Provision for doubtful accounts	4,558	282,356
Write-off of bad debts	(271,464)	-
Exchange rate effect	(36)	(10,892)
Balance at end of the year	$4,522	$271,464

4.	Equipment

Equipment is comprised of:

	As of December 31,
	2019	2018

Equipment	$153,575	$135,010
Less: accumulated depreciation	(126,437)	(111,164)
Total equipment, net	$27,138	$23,846

Depreciation expense for the years ended December 31, 2019 and 2018 were $14,400 and $26,595, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of December 31,
	2019	2018

Trademark	$16,881	$16,663
Television Production	96,675	95,425
Television Content	36,535	36,062
	150,091	148,150
Less: accumulated amortization	(87,748)	(64,483)
Total intangible assets, net	$62,343	$83,667

No significant residual value is estimated for these intangible assets. Amortization expense for the years ended December 31, 2019 and 2018, totaled $22,098 and $13,281, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense

2020	$13,129
2021	13,129
2022	13,129
2023	13,129
2024	9,827
$62,343

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	As of December 31,
	2019	2018

Balance at the beginning of the year	$-	$6,719,542
Goodwill arising from acquisition of Quanyao	-	-
Impairment of goodwill	-	(6,509,942)
Foreign currency translation adjustment	-	(209,600)
Balance at the end of the year	$-	$-

The Company performed its annual goodwill impairment review for the year ended December 31, 2018 based on Quaoyao’s current financial performance and management’s projection, and determined to fully impair the goodwill arising from acquisition of Quanyao of $6,509,942 for the year ended December 31, 2018.

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

On September 28, 2015, MOXC notified the Company that it elected to convert the remainder of the MOXC Note, of $3,891,000 into 3,891,000 shares of the MOXC Common Stock (“September Conversion”). After the August Conversion and September Conversion, consequently, all of the MOXC Note was converted into the total of 7,782,000 shares of the MOXC Common Stock with no amount of the MOXC Note was outstanding as of December 31, 2015.

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

On May 1, 2019, MOXC requested an oral hearing to appeal the decision of the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) to delist MOXC’s securities from Nasdaq. The hearing was scheduled for June 6, 2019. On May 22, 2019, MOXC announced that it had been notified by Nasdaq that its bid price deficiency had been cured, and that MOXC was now in compliance with all applicable listing standards.

On June 20, 2019, the Board of Directors of the Company approved a distribution of 778,200 shares of MOXC’s common stock, $0.001 par value per share held by the Company. MOXC’s common stock was distributed to the shareholders of the Company who were shareholders of the Company as of January 29, 2015. As a result, the Company have not held any shares of the MOXC’s common stock since June 25, 2019.

	As of December 31,
	2019	2018

Cost	$7,782,000	$7,782,000
Fair value adjustment	(5,766,462)	(6,455,169)
Distribution to certain shareholders	(2,015,538)	-
Total long-term investment	$-	$1,326,831

As of December 31, 2018, the fair value of MOXC was $0.341. For the year ended December 31, 2018, the fair value adjustment of ($10,786,280) was recorded in the accumulated other comprehensive loss.

For the year ended December 31, 2019, the realized loss on the disposal of MOXC’s common stock was $5,766,462.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.	Leases

The Company has operating leases for offices and warehouses. As of January 1, 2019, the Company’s operating leases were with terms with twelve months or less. The Company elected not to recognize leases with terms of twelve months or less in the consolidated balance sheets. At the lease commencement date, the Company recognized ROU assets and corresponding liabilities of $93,005. As of December 31, 2019, the Company recognized ROU assets of $85,789 and current operating lease liabilities of $45,770, and long-term operating lease liabilities of $40,926. The average remaining lease term was approximately 1.83 years as of December 31, 2019. The discount rate was 8% for the year ended December 31, 2019.

Lease expenses were $75,569 and $240,290 for the year ended December 31, 2019 and 2018, respectively. The maturities of lease liabilities in accordance with Lease (Topic 842) in each of the next two yeas as of December 31, 2019 were as follows:

Maturity of Lease liabilities Twelve months ending December 31,
2020	$50,866
2021	42,388
Total lease payments	93,254
Less: imputed interest	(6,558)
Present value of minimum operating lease payments	$86,696

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 was $6,219. The amortization of operating lease right-of-use assets for the year ended December 31, 2019 was $7,112.

Future minimum lease payment as of December 31, 2019 were as follows:

Twelve months ending December 31,
2020	$76,701
2021	46,653
Total lease payments	$123,354

9.	Convertible and short-term loans

	As of December 31,
	2019	2018

Convertible loans-repayable within one year	$1,948,731	$449,600
Short-term loans-repayable within one year	74,236	296,576
Total	$2,022,967	$746,176

The interest expense for convertible loans for the years ended December 31, 2019 and 2018 were $74,661 and $50,492, respectively.

The interest expense for short-term loans for the years ended December 31, 2019 and 2018 were $13,108 and $141,393, respectively.

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

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018. As of December 31, 2019, the S$100,000 ($74,365) was past due.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.	Convertible and short-term loans (continued)

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. As of December 31, 2019, the $300,000 was overdue.

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with an interest rate of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing September 13, 2019 and ending on September 12, 2020. Another $1.5 million will be extended to the Company by subscription of the Company’s new common shares at $1.00 per share upon the approval of Company’s SEC S1 application. In addition, the Investor is entitled to the following additional rights: (1) The Investor shall receive a 50% share of the net profit after tax arising from the Rebel 10 Event; (2) The Investor shall be entitled to subscribe for an equity stake up to a maximum of a 75% share in a separate Rebel-brand gym line of business, such business to be fully funded by the Investor and/or their respective nominated co-founders and/or new investors; (3) The Investor shall be entitled to receive a 10% share of the net profits generated from the Company’s upcoming reality television show series “The People’s Champion”, including the series’ subsequent seasons, global and local spin-offs. The Company received the Investor’s payments of $1,000,000 on September 23, 2019 and $500,000 on October 18, 2019. As of December 31, 2019, the total outstanding balance to the Investor is $1,500,000. On January 11, 2020, the Company hosted the Event 10 in Europe with a result of operating loss. The Company concludes that no contingent liability shall be recognized or accrued for the year ended December 31, 2019.

On April 11, 2018, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of Singapore Dollars (“S$”) 100,000 ($73,404) that the unrelated third-party individual advanced to the Company on April 11, 2018, and was repayable on April 18, 2019 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 75,750 shares of Company’s common stock after the Repayment Date.  In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $1.00. As of December 31, 2019, the total outstanding balance to the director is S$100,000($74,365).

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($267,717) and S$100,000 ($74,366) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms.  As of March 31, 2020, S$40,718 ($30,280) was past due for the short term loan with the principal of S$360,000 ($267,716); and the Company has fully repaid the other short term loan with the principal of S$100,000 ($74,366).

On October 24, 2018 and November 7, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and another financial institution entered into two separate agreements to advance to the Company two short term loans of S$32,900 ($24,466) and S$17,100 ($12,717) respectively. The two short term loans of S$32,900 ($24,466) and S$17,100 ($12,717) are guaranteed by a director of the Company and bear an effective interest rate of 2% and 2% per month, with 12 and 6 equal monthly repayment terms, respectively. As of March 31, 2020, S$49,555 ($36,852) in total were past due for the two short term loans.

On September 5, 2019, the Chairman of the Company, the CEO of the Company, and the Company entered into an agreement to advance S$70,000 ($52,056) to the Company as a loan, with such amount repayable on October 4, 2019 and bearing no interest rate. On October 5, 2019, the Company repaid the full amount of the loan.

On September 6, 2019, the Company and one third-party individual entered into an agreement to advance S$50,000 ($37,183) to the Company as a loan, with such amount repayable on September 17, 2019 (the “Maturity Date”) with an interest of 12%. On September 23, 2019, the Company repaid the principal and interest in total of S$56,000 ($41,645) as satisfaction for the full amount of the loan.

On September 6, 2019, the Company and another third-party individual entered into an agreement to advance S$60,000 ($44,619) to the Company as a loan, with such amount repayable on October 6, 2019, with an interest of 5% per month. On October 4, 2019, the Company repaid the principal and interest in total of S$63,000 ($46,850) as satisfaction for the full amount of the loan.

On September 7, 2019, the Company and one third-party individual entered into an agreement to advance S$30,000 ($22,310) to the Company as a loan, with such amount repayable on October 7, 2019 with an interest of 5% per month. On September 23, 2019, the Company repaid the principal and interest of S$30,125 ($22,403) as satisfaction for the full amount of the loan.

All the above convertible loans and short-term loans are non-collateral loans.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Stockholders’ equity

During January to December 2019, the Company issued 3,618,001 shares of common stock for net cash consideration of $3,799,900. The Company also issued 1,749,284 shares of common stock with total value of $1,953,146 to eight individuals as payments for professional services related to commission of fund raising, public relations and marketing, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

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

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of December 31, 2019, future net operating losses of approximately $19.2 million are available to offset future operating income through 2038.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income.

The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2019.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $20,000 and $20,000 of interest and penalties accrued at December 31, 2019 and 2018, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $6,164,895 and $3,867,226 as of December 31, 2019 and 2018, respectively.

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.	Taxation (continued)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	As of December 31,
	2019	2018
Income tax expense is comprised of:
Current income tax	$20,000	$20,015
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,000	$20,015

The Company’s effective income tax rates were 0% and 0% for the years ended December 31, 2019 and 2018, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2019 and 2018.

	As of December 31,
	2019	2018

U.S. statutory rates	21%	21%
Foreign income not recognized in the U.S.	(21%)	(21%)
Effect of permanent difference	-	-
Effective income tax rates	0%	0%

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax liabilities as of December 31, 2019 and 2018 are presented below:

	As of December 31,
	2019	2018

Unrealized fair value gains on long-term investment	$-	$278,634

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of December 31,
	2019	2018

Net operating loss carryforwards in the PRC	$2,014,901	$1,663,913
Net operating loss carryforwards in Singapore	332,407	210,046
Net operating loss carryforwards in the US	3,817,587	1,993,267
Less: valuation allowance	(6,164,895)	(3,867,226)
End of year	-	-

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.	Shareholder transactions

As at December 31, 2019 and 2018, amounts due to shareholders were $1,226,963 and $2,849,410 respectively. The amounts are unsecured, interest free due on demand and does not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of December 31,
	2019	2018

Beginning of year	$1,956,390	$1,028,719
Advances (Repayment) for the year, net	(1,325,715)	927,671
End of year	$630,675	$1,956,390

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of December 31,
	2019	2018

Beginning of year	$702,170	$149,956
Advances (Repayment) for the year, net	(348,754)	552,214
End of year	$353,416	$702,170

A summary of changes in the amount due to other directors of the Company is as follows:

	As of December 31,
	2019	2018

Beginning of year	$190,850	$-
Advances (Repayment) for the year, net	52,022	190,850
End of year	$242,872	$190,850

REBEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.	Commitments and contingencies

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seek, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note approximately the amount Company owed to a third party. On April 16, 2020, the Company has entered into a Settlement Agreement with Ofsink to resolve the legal dispute. Both the Company and Ofsink agreed to settle the balance in accordance with the terms of the promissory note. The matter is therefore settled.

14.	Subsequent events

On January 15, 2020, the Company entered into a Subscription Agreement (the “Subscription Agreement I”) with an individual third party investor(the “Investor”). On January 15, 2020, the Investor remitted $70,721 in exchange for 41,600 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement.

On March 27, 2020, the Company entered into a Subscription Agreement (the “Subscription Agreement II”) with Mr. Khian Kiee Leong, the chairman of the Company. On March 27, 2020, Mr. Leong received 680,000 shares by offsetting $544,000 off his outstanding balances due from the Company as determined pursuant to the terms and conditions of the Subscription Agreement II.

On January 7, January 28, February 6, March 27, 2020, the Company issued 945,160 shares of common stock with total value of $1,055,309 for professional services pursuant to Service Agreements entered with consultants and directors. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stocks issued for cash consideration.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, have adversely affected workforces, customers, economies, and financial markets globally. Affected by the global outbreak of COVID-19 virus, as of March, 2020, most of international sports games have been postponed or cancelled. The Company’s MMA business is bound to be affected by the current epidemic. The Company continues to coordinate with infectious disease and public health experts along with government officials to determine the timing to resume the events. It is currently infeasible to estimate the number of events to be impacted. However, the Company cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future. The Company assessed that both the revenues and costs, generated from its normal daily operations, will be lower than expected.

Except of the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2019.