Form 10-Q
period 2020-03-31
Rebel Group, Inc.
filed 2020-07-17
CIK 1532158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 333-177786

REBEL GROUP, INC.

(Exact name of registrant as specified in charter)

Florida	45-3360079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500A Beach Road, Unit 16-324, The Plaza Singapore 199591	199591
(Address of principal executive offices)	(Zip Code)

+6562941531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of July 14, 2020, there were 55,714,267 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER

As previously disclosed in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, Rebel Group, Inc. (the “Company”) relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the coronavirus disease 2019 (COVID-19) pandemic, which have limited the ability of the Company’s employees to conduct normal business activities, including the preparation and review of the Quarterly Report. In particular, the effects of the COVID-19 pandemic and related precautionary responses caused the Company’s employees to have limited access to the Company’s facilities and disrupted normal interactions among accounting personnel and other persons involved in the completion of the Company’s quarterly review and preparation of the Quarterly Report. These restrictions slowed the completion of the Company’s internal quarterly review, including evaluating the various impacts of COVID-19 on its financial statements and preparing and completing the Quarterly Report in a timely manner.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBEL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Stated in US Dollars)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$48,262	$18,820
Deposits	12,336	12,868
Trade and other receivables, net	5,666	53,548
Total current assets	66,264	85,236

Equipment, net	22,185	27,138
Intangible assets, net	55,419	62,343
Operating lease right-of-use assets	70,749	85,789
TOTAL ASSETS	214,617	260,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible loans	$1,940,675	$1,948,731
Short-term loans	73,477	74,236
Accrued expenses	72,657	39,641
Trade and other payables	763,242	828,301
Due to stockholders	894,507	1,226,963
Current lease liabilities	44,132	45,770
Income taxes payable	103,845	80,661
Total current liabilities	3,892,535	4,244,303

Long-term lease liabilities	27,357	40,926
TOTAL LIABILITIES	3,919,892	4,285,229

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; authorized 100,000,000 shares, none issued and outstanding at March 31, 2020 and December 31, 2019)	-	-
Common stock ($0.0001 par value; authorized 500,000,000 shares, 55,354,031 and 53,687,271 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	5,535	5,369
Additional paid-in capital	17,178,874	15,121,563
Accumulated deficit	(21,019,573)	(19,201,492)
Accumulated other comprehensive income	129,889	49,837
Total Stockholders’ deficit	(3,705,275)	(4,024,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214,617	$260,506

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	$326,313	$-

Operating expenses
Cost of sales	(471,927)	(779)
Depreciation and amortization expenses	(7,540)	(15,073)
General and administrative expenses	(1,600,557)	(1,001,860)
Loss from operations	(1,753,711)	(1,017,712)

Other (expenses) income
Convertible loan interest	(40,754)	(11,061)
Bank loan interest	(2,566)	(24,235)
Interest income	72	5
Recognized loss from changes in fair value as a result of investment disposition	-	(5,766,462)
Other expense	(1,122)	(34,208)
Total other expenses	(44,370)	(5,835,961)

Loss before income tax expenses	(1,798,081)	(6,853,673)
Income tax expenses	(20,000)	(20,000)
Net loss	(1,818,081)	(6,873,673)

Other comprehensive income (loss)
Foreign currency translation adjustments	80,052	(26,893)
Other comprehensive income (loss)	80,052	(26,893)

Total comprehensive loss	$(1,738,029)	$(6,900,566)

Loss per share
Basic and diluted loss per common share	$(0.03)	$(0.14)
Basic and diluted weighted average common shares outstanding	54,007,373	49,029,764

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(Stated in US Dollars)

	For the three months ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2019	53,687,271	$5,369	$15,121,563	$(19,201,492)	$49,837	$(4,024,723)
Net loss	-	-	-	(1,818,081)	-	(1,818,081)
Issuance of shares for cash, net of issuance costs	41,600	4	63,645	-	-	63,649
Issuance of shares to settle due to stockholders	637,398	63	783,937			784,000
Issuances of shares for services	987,762	99	1,209,729	-	-	1,209,828
Foreign currency adjustment	-	-	-	-	80,052	80,052
Balance, March 31, 2020 (unaudited)	55,354,031	$5,535	$17,178,874	$(21,019,573)	$129,889	$(3,705,275)

	For the three months ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2018	48,319,986	$4,832	$11,384,592	$(8,370,529)	$(6,719,721)	$(3,700,826)
Reclassification adjustment for net losses realized	-	-	-	-	6,733,803	6,733,803
Net loss	-	-	-	(6,873,673)	-	(6,873,673)
Issuance of shares for cash, net of issuance costs	1,560,000	156	1,462,744	-	-	1,462,900
Issuances of shares for services	340,000	34	339,966	-	-	340,000
Foreign currency adjustment	-	-	-	-	(26,893)	(26,893)
Balance, March 31, 2019 (unaudited)	50,219,986	$5,022	$13,187,302	$(15,244,202)	$(12,811)	$(2,064,689)

See accompanying notes to unaudited condensed consolidated financial statements

REBEL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in US Dollars)

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,818,081)	$(6,873,673)
Amortization of operating lease right-of-use assets	10,676	-
Stock compensation	1,209,828	340,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,540	15,073
Recognized loss from changes in fair value as a result of investment disposition	-	5,766,462
Provision for doubtful accounts	-	2,963
Changes in operating assets and liabilities:
Trade and other receivables	50,866	(8,471)
Accrued expenses	60,855	(35,024)
Trade and other payables	(71,529)	(289,430)
Lease liabilities	(10,797)	-
Taxes payable	20,000	20,000
Net cash used in operating activities	(540,642)	(1,062,100)

Cash flows from financing activities:
Proceeds from the issuances of common stock	63,649	1,462,900
Repayments of term loan	(6,901)	(111,783)
Proceeds from stockholders	609,487	247,281
Repayment of stockholders	(92,173)	(405,322)
Net cash provided by financing activities	574,062	1,193,076

Increase in cash and restricted cash	33,420	130,976

Effect of foreign currency translation	(3,978)	34,538
Cash and restricted cash at beginning of period	18,820	41,321
Cash and restricted cash at end of period	$48,262	$206,835

Supplemental cash flow disclosures:
Cash paid for loan interest	$44,755	$3,440
Cash paid for income tax	$-	$-

Significant non-cash transactions:
Shares issued for services	$1,209,828	$340,000
Shares issued to settle due to stockholders	$784,000	$-

The following table provide a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash	$48,262	$184,358
Restricted cash	-	22,477
	$48,262	206,835

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

The unaudited interim financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 14, 2020.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company's unaudited financial position as of March 31, 2020, its unaudited results of operations for the three months ended March 31, 2020 and 2019, its unaudited cash flows for the three months ended March 31, 2020 and 2019 and its unaudited statement of stockholders’ deficit for the three months ended March 31, 2020 and 2019, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2.	Summary of principal accounting policies (continued)

Basis of presentation and consolidation (continued)

The Company’s unaudited interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumption include depreciation, impairment for long-lived assets, allowance for trade receivables and prepayments, the discount rate for lease, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates.

Liquidity and capital resources

As of March 31, 2020, the Company had a working capital deficiency of $3,826,271 as compared to a working capital deficiency of $4,159,067 as of December 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2020 was $540,642 as compared to $1,062,100 for the three months ended March 31, 2019. The decrease in net cash used in operating activities for the three months ended March 31, 2020 was primarily due to a decreased net loss generated in the period.

Net cash provided by financing activities for the three months ended March 31, 2020 was $574,062 as compared to $1,193,076 for the three months ended March 31, 2019. The cash provided by financing activities for the three months ended March 31, 2020 are mainly from issuing of common stocks and advances from related parties.

As of March 31, 2020, the Company’s cash balance was $48,262 and the Company’s current liabilities exceed current assets by $3,826,271 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to attain profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company finances its operations through loans from investors and stockholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize the Company’s operations.

The Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to (1) the Company’s recurring losses from operations, including approximately $1,818,081 net loss attributable to the Company’s stockholders for the three months ended March 31, 2020, (2) the Company’s accumulated deficit of approximately $21,019,573 as of March 31, 2020 and (3) the fact that the Company had negative operating cash flows of approximately $540,642 for the three months ended March 31, 2020.

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

Liquidity and capital resources (continued)

The Company’s cash balance as of March 31, 2020 will not be sufficient to support the Company’s operations for the next 12 months after the date that the unaudited condensed consolidated financial statements issued. The Company has several actions to implement as mentioned above. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon the Company’s business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital in the period raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued operations are highly dependent upon its ability to increase revenues and if needed complete equity and/or debt financing.

The Company believes if it is unable to obtain resources to fund operations, the Company may be required to delay, scale back or eliminate some or all of its planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the Company’s inability to continue as a going concern.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, have adversely affected workforces, customers, economies, and financial markets globally. Affected by the global outbreak of COVID-19 virus, as of June 2020, most of international sports games have been postponed or cancelled. The Company’s MMA business is bound to be affected by the current epidemic. The Company continues to coordinate with infectious disease and public health experts along with government officials to determine the timing to resume the events. It is currently infeasible to estimate the number of events to be impacted. However, the Company cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations, the more likely it is that it could have an adverse impact on the Company’s financial condition, results of operations, and/or cash flows in the future. The Company expects that both the revenues and costs, generated from its normal daily operations, will be lower than planned.

Advertising and marketing expenditure

Advertising and marketing expenditure is expensed when incurred and is included in “general and administrative expenses” in the unaudited condensed consolidated statements of operations. Advertising and marketing expenses were $20,251 and $25,779 for the three months ended March 31, 2020 and 2019, respectively.

Revenue recognition

The Company recognizes revenue following Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 prescribes a five-step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

2.	Summary of principal accounting policies (continued)

Revenue recognition (continued)

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

Substantially all revenue was from sponsorships in the Company.

Currently, the Company’s revenues come from the following sources:

	Three months ended March 31,
	2020	2019
Sponsorships	$326,313	$-
Total	$326,313	$-

Cash

Cash consist of bank deposits, which are unrestricted as to the Company’s withdrawal and use. The Company maintains relevant accounts at banks, which have original maturities of three months or less.

2.	Summary of principal accounting policies (continued)

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

As of March 31, 2020, and December 31, 2019, financial instruments of the Company primarily comprise of cash, trade and other receivables, trade and other payables, which the carrying amounts approximated their fair values because of their generally short maturities.

The Company uses quoted prices in active markets to measure the fair value of the long-term investment and is classified as a level 1 investment.

Foreign currency translation and transactions

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Singapore and PRC subsidiaries maintain their books and records in its local currency, the Singapore dollar (“S$”) and Renminbi dollar (“RMB”), which are their functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Entities should recognize in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Loss per share

Basic loss per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

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

2.	Summary of principal accounting policies (continued)

Leases

Effective January 1, 2019, the Company adopted ASC 842. The Company recognizes a lease liability for future fixed lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset during the lease term. Additionally, the Company elected not to recognize leases with terms of twelve months or less at the commencement date in the unaudited condensed consolidated balance sheets.

Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, including property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying values of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Company would recognize an impairment loss based on the excess of the carrying value over the assessed discounted cash flow amount. For the three months ended March 31, 2020 and 2019, no impairment has been recorded by the Company.

Long-term investment

Investments comprise marketable securities which are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other comprehensive loss, net of taxes in the consolidated statement of operations. For the three months ended March 31, 2020 and 2019, recognized loss from changes in fair value as a result of investment disposition were $nil and $(5,766,462), respectively.

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

the Company’s functional currency is the RMB and Singapore dollars in subsidiaries in China and Singapore, respectively, and our financial statements are presented in U.S. dollars. The Singapore dollars remained stable to U.S. dollar in the three months ended March 31, 2020. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. The change in the value of the RMB relative to the U.S. dollar may affect our financial results reported in the U.S. dollar terms without giving effect to any underlying changes in the Company’s business or results of operations. Currently, the Company’s assets, liabilities, revenues and costs are denominated in RMB.

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

For the three months ended March 31, 2020, one customer accounted for 100% of the Company’s total revenues. For the three months ended March 31, 2019, total revenues of Company was nil.

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

2.	Summary of principal accounting policies (continued)

Recently Issued Accounting Guidance

In May 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-05, “Financial Instruments – Credit losses (Topic 326). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard requires to recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In December 2019, FASB issued ASU No. 2019-12, which reduces the complexity of FASB ASC Topic 740, “Income Taxes” as part of the FASB’s Simplification Initiative. The amendments in this guidance simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and should be applied on either a retrospective basis for all periods presented or a modified retrospective basis. Management is still assessing the impact this might have on the Company’s unaudited condensed consolidated financial statements.

Aside from the above, the Company does not believe other recently issued but not yet effective accounting statements, would have a material effect on the Company’s financial position or on the results of operations.

Reclassification

The prior year amounts of proceeds and repayments of the related parties have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

3.	Trade and other receivables

Trade and other receivables, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Trade and other receivables	$10,111	$58,070
Less: allowance for doubtful debts	(4,445)	(4,522)
Trade and other receivables, net	$5,666	$53,548

Movement of allowance for doubtful accounts was as follows:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Balance at beginning	$4,522	$271,464
Provision for doubtful accounts	-	4,558
Write-off of bad debts	-	(271,464)
Exchange rate effect	(77)	(36)
Balance at end	$4,445	$4,522

4.	Equipment

Equipment is comprised of:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Equipment	$146,799	$153,575
Less: accumulated depreciation	(124,614)	(126,437)
Total equipment, net	$22,185	$27,138

Depreciation expense for the three months ended March 31, 2020 and 2019 were $3,895 and $4,001, respectively.

5.	Intangible assets

Intangible assets are comprised of:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Trademark	$15,966	$16,881
Television production	91,442	96,675
Television content	34,557	36,535
	$141,965	$150,091
Less: accumulated amortization	(86,546)	(87,748)
Total intangible assets, net	$55,419	$62,343

No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended March 31, 2020 and 2019, totaled $3,645 and $11,072, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization Expense
Twelve months ending March 31,
2021	$14,197
2022	14,197
2023	14,197
2024	12,828
$55,419

6.	Leases

The Company has operating leases for offices and warehouses. As of January 1, 2019, the Company’s operating leases were with terms with twelve months or less. The Company elected not to recognize leases with terms of twelve months or less in the consolidated balance sheets. At the lease commencement date, the Company recognized ROU assets and corresponding liabilities of $93,005. As of March 31, 2020, the Company recognized ROU assets of $70,749 and current operating lease liabilities of $44,132, and long-term operating lease liabilities of $27,357. The average remaining lease term was approximately 1.58 years as of March 31, 2020. The discount rate was 8% for the three months ended March 31, 2020.

Lease expenses were $19,679 and $29,568 for the three months ended March 31, 2020 and 2019, respectively. The maturities of lease liabilities in accordance with Lease (Topic 842) in the next year as of March 31, 2020 were as follows:

Maturity of Lease liabilities Twelve months ending March 31,
2020	48,111
2021	28,065
Total lease payments	76,176
Less: imputed interest	(4,687)
Present value of minimum operating lease payments	$71,489

6.	Leases (continued)

Future minimum lease payment as of March 31, 2020 were as follows:

Twelve months ending March 31,
2020	51,734
2021	28,065
Total lease payments	$79,799

7.	Convertible and short-term loans

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Convertible loans	$1,940,675	$1,948,731
Short-term loans	73,477	74,236
Total	$2,014,152	$2,022,967

The interest expense for convertible loans for the three months ended March 31, 2020 and 2019 were $40,754 and $11,061, respectively.

The interest expense for short-term loans for the three months ended March 31, 2020 and 2019 were $2,566 and $24,235, respectively.

Convertible loans

On March 24, 2017, the Company, the Chairman of the Board of Directors, and one unrelated third-party individual entered into an agreement to document the loan of S$200,000 ($142,856) that the unrelated third-party individual advanced to the Company on March 24, 2017, and was repayable on March 23, 2018 (“Maturity Date”), with an interest of 10% per annum. The unrelated third-party individual shall have the option to extend the term of the loan from the Maturity Date to March 23, 2019 (“Extended Maturity Date”). The unrelated third-party individual may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on March 23, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. The Company repaid S$100,000 ($73,404) on August 23, 2018. As of March 31, 2020, the S$100,000 ($70,335) was past due.

On May 5, 2017, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of $300,000 that the independent director advanced to the Company on May 5, 2017, and was repayable on May 4, 2018 (“Maturity Date”), with an interest of 10% per annum. The independent director shall have the option to extend the term of the loan from the Maturity Date to May 4, 2019 (“Extended Maturity Date”). The independent director may convert all of the principal amount, into shares of Company’s common stock (“Conversion Right”) at any time for the period commencing on the date hereof and ending on May 4, 2019 (“Conversion Period”). In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $0.50. In the event that the Conversion Right is exercised after the Maturity Date but within seven Business Days immediately following the Extended Maturity Date, the conversion will be based on the share price of $0.60. As of March 31, 2020, the $300,000 was past due.

7.	Convertible and short-term loans (continued)

Convertible loans (continued)

On September 13, 2019, the CEO of the Company and one third-party investor (“the Investor”) entered into an investment agreement to extend $3 million to the Company for hosting Rebel 10 event (“Rebel 10 event”) in December 2019. Based on the agreement, the funding is comprised of a $1.5 million 1-year convertible loan with an interest rate of 8% per annum. The investor may convert the entire principal amount into 1,500,000 shares of Company’s common stock at any time for the period commencing September 13, 2019 and ending on September 12, 2020. Another $1.5 million will be extended to the Company by subscription of the Company’s new common shares at $1.00 per share upon the approval of Company’s SEC S1 application. In addition, the Investor is entitled to the following additional rights: (1) The Investor shall receive a 50% share of the net profit after tax arising from the Rebel 10 Event; (2) The Investor shall be entitled to subscribe for an equity stake up to a maximum of a 75% share in a separate Rebel-brand gym line of business, such business to be fully funded by the Investor and/or their respective nominated co-founders and/or new investors; (3) The Investor shall be entitled to receive a 10% share of the net profits generated from the Company’s upcoming reality television show series “The People’s Champion”, including the series’ subsequent seasons, global and local spin-offs. The Company received the Investor’s payments of $1,000,000 on September 23, 2019 and $500,000 on October 18, 2019. On January 11, 2020, the Company hosted the Event 10 in Europe with a result of operating loss. The Company concludes that no contingent liability shall be recognized or accrued for the three months ended March 31, 2020. As of March 31, 2020, the total outstanding balance to the Investor is $1,500,000.

On April 11, 2018, the Company, the Chairman of the Board of Directors, and one independent director of the Company entered into an agreement to document the loan of S$ 100,000 ($73,404) that the unrelated third-party individual advanced to the Company on April 11, 2018, and was repayable on April 18, 2019 (“Repayment Date”), with an interest of 10% per annum. The unrelated third-party individual may convert all of the principal amount into 75,750 shares of Company’s common stock after the Repayment Date.  In the event that the Conversion Right is exercised within seven Business Days immediately following the Maturity Date, the conversion will be based on the share price of $1.00. As of March 31, 2020, the total outstanding balance to the director is S$100,000($70,340).

Short-term loans

On April 25, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and two financial institutions entered into agreements to advance to the Company two short term loans of S$360,000 ($267,717) and S$100,000 ($74,366) respectively. The two short term loans of S$360,000 and S$100,000 are guaranteed by two directors of the Company and bear an effective interest rate of 1.25% and 4% per month, respectively, with 12 equal monthly repayment terms. The Company has paid S$319,282 ($239,076) of principal and fully repaid the short term loan with the principal of S$100,000 ($74,366) when due. As of March 31, 2020, S$59,718 ($42,005) was past due for the short term loan and late fee occurred with the principal of S$360,000 ($267,716).

On October 24, 2018 and November 7, 2018, the Company, the Chairman of the Board of Directors and the Company’s CEO and another financial institution entered into two separate agreements to advance to the Company two short term loans of S$32,900 ($24,466) and S$17,100 ($12,717) respectively. The two short term loans of S$32,900 ($24,466) and S$17,100 ($12,717) are guaranteed by a director of the Company and bear an effective interest rate of 2% and 2% per month, with 12 and 6 equal monthly repayment terms, respectively. As of March 31, 2020, S$44,742 ($31,472) in total were past due for the two short term loans.

All the above convertible loans and short-term loans are non-collateral loans.

8.	Stockholders’ equity

For the three months ended March 31, 2020, the Company issued 41,600 shares of common stock at $1.53 per share for cash consideration of $70,721 net with issuance cost of $7,072. The Company also issued 637,398 shares of common stock to two individuals at $1.23 per share with total value of $784,000 to settle their outstanding balances due from the Company.

The Company also issued 987,762 shares of common stock at $1.23 per share with total value of $1,209,828 to five individuals and a third party company as payments for professional services, public relations and marketing, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration.

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

9.	Taxation

The Company and its subsidiaries file separate income tax returns.

The United States of America

Rebel Group, Inc. is incorporated under the laws of the State of Florida in the U.S., and is subject to U.S. federal corporate income tax. The State of Florida imposes corporate state income tax at 5.5%. As of March 31, 2020, future net operating losses of approximately $21.0 million are available to offset future operating income through 2038.

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

The Company has a number of open tax years which include the tax years ended December 31, 2014, 2015, 2016, 2017, 2018 and 2019 that have not been filed. While it is often difficult to predict the final outcome or the timing of uncertain tax position, the Company believes that the accruals for the income taxes reflect the most likely outcome for the unfiled tax years. The Company had approximately $20,000 and $20,000 of interest and penalties accrued at March 31, 2020 and 2019, respectively.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries net operating loss carry-forwards will not be realizable; and therefore, a full valuation allowance is established for net operating loss carry-forwards. The valuation allowance for deferred tax assets was $6,543,782 and $6,164,895 as of March 31,2020 and December 31, 2019, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the three months ended
	March 31, 2020	March 31, 2019
Income tax expense is comprised of:	(Unaudited)
Current income tax	$20,000	$20,000
Deferred income tax expense (benefit)	-	-
Total income taxes expense	$20,000	$20,000

9.	Taxation (continued)

The Company’s effective income tax rates were 2% and 0% for the three months ended March 31, 2020 and 2019, respectively. Income tax mainly consists of foreign income tax at statutory rates and the effects of permanent and temporary differences.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,085,841	$2,014,901
Net operating loss carryforwards in Singapore	375,167	332,407
Net operating loss carryforwards in the US	4,082,774	3,817,587
Less: valuation allowance	(6,543,782)	(6,164,895)
End of period	$-	$-

10.	Stockholder transactions

As of March 31, 2020 and December 31, 2019, amounts due to stockholders were $894,507 and $1,226,963 respectively. The amounts are unsecured, interest free due on demand and does not have a fixed repayment date.

A summary of changes in the amount due to the chairman of the Company is as follows:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Beginning of period	$630,675	$1,956,390
Issuance of shares to settle outstanding balance due from the Company	(544,000)	-
Advances (Repayment) for the period, net	123,216	(1,325,715)
End of period	$209,891	$630,675

A summary of changes in the amount due to the CEO of the Company is as follows:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Beginning of period	$353,416	$702,170
Advances (Repayment) for the period, net	328,328	(348,754)
End of period	$681,744	$353,416

A summary of changes in the amount due to other directors of the Company is as follows:

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Beginning of period	$242,872	$190,850
Shares issued to settle outstanding balance due from the Company	(240,000)	-
Advances (Repayment) for the period, net	-	52,022
End of period	$2,872	$242,872

11.	Commitments and contingencies

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2018, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note to a third party. On April 16, 2020, the Company has entered into a Settlement Agreement with Ofsink to resolve the legal dispute. Both the Company and Ofsink agreed to settle the balance in accordance with the terms of the promissory note. The matter is therefore settled.

Target Acquisition

On December 28, 2019, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Rodrigues Gerard Anthony and Zuzarte Desmond Gerard, (each a “Seller”, and collectively referred to as the “Sellers”). Prior to the transactions contemplated by the Agreement, the Sellers, collectively, own 100% of the outstanding share capital in EXPO AV-Insync Pre. Ltd., a private liability company incorporated in and under the laws of Singapore (the “Target Company”). Affected by the global outbreak of COVID-19 virus, the process of due diligence, which originally was expected to be completed in April 2020, has been postponed. The timeline of completion will be dependent upon the economic recovery from the pandemic which remains uncertain.

12.	Subsequent events

On April 24, 2020 and May 27, 2020, the Company entered into two Subscription Agreements (the “Subscription Agreement”) with an individual third party investor (the "Investor"), respectively. On April 24, 2020, the Investor remitted $280,289 in exchange for 186,860 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement. On May 27, 2020, the Investor remitted $210,940 in exchange for 140,627 shares of the Company’s common stock as determined pursuant to the terms and conditions of the Subscription Agreement.

On April 24, 2020 and May 27, 2020, the Company issued 18,686 shares and 14,063 shares of common stock, respectively, with total value of $40,281 for professional services pursuant to Service Agreements entered with consultants. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of common stocks issued for cash consideration.

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

Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements.

Forward-looking statements include, but are not limited to, statements about:

•	Substantial doubt as to our ability to continue as a going concern
•	Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings
•	Our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients or our key personnel
•	Continued service of the members of our executive management and other key employees
•	Compliance with regulations may limit our operations and future acquisitions
•	Reliance on technology, such as our information systems, to conduct our business
•	Failure to protect our technology against breakdowns and security breaches could adversely affect our business
•	Legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to international markets
•	Inability to secure event venues or television stations to broadcast our shows
•	Effects of the COVID-19 pandemic on our business, financial condition and results of operations
•	We may face disruptions of the systems and equipment utilized in our live events

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

The “Company”, “we,” “us,” and “our,” in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation refer to the combined business of (i) Rebel FC; (ii) Pure Heart; (iii) SCA Capital; (iv) Rebel Shanghai; and (v) Qingdao Quanyao.

Business Overview

The Company, through Rebel FC, organizes, promotes and hosts Mixed Martial Arts (MMA) events featuring top level athletic talent with assistance from contracted production crews. The Company also seeks to produce and distribute videos of its MMA events, through the internet, social media, and selling the rights to such videos to distribute to television stations. The Company seeks to promote MMA in China through hosting top quality matches, live TV broadcast and inspiring reality series that attract talented fighters from all over the world. MMA is unarmed combat involving the use of a combination of techniques from different disciplines of martial arts, including, without limitation, grappling, submission holds, kicking and striking. The styles of martial arts range from Brazilian Jiu-Jitsu, Judo, Karate, Boxing, Muay Thai, Wrestling, Jeet Kune Do, Taekwondo, Sanshou and various other forms of martial arts. Unlike boxing, where athletes can only strike with their fists and only above the belt, the fighters in MMA can use punches, kicks, elbows, knee strikes, takedowns and submissions to win a contest.

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

As of March 31, 2020, our accumulated deficit was $(21,019,573); our stockholders’ deficit was $(3,705,275).

Results of Operations

For the three months ended March 31, 2020 and March 31, 2019

Gross Revenues

The Company had revenues from operations of $326,313 in the three months ended March 31, 2020 compared to $nil in the three months ended March 31, 2019. The Company’s revenue of $326,313 in the three months ended March 31, 2020 primarily came from sponsorship revenues generated by Quanyao for holding the event, Rebel FC X - The New Order with the First Southeast Asian MA promotion in Europe.

The Company’s cost of revenue was $471,927 in the three months ended March 31, 2020, compared to $779 in the three months ended March 31, 2019. The cost of revenue mainly consisted of venue rental and related expenses, direct costs and fighter and official expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were $1,608,097 and $1,016,933, respectively. For the three months ended March 31, 2020, the operating expenses mainly consisted of payroll expenses of $152,208, legal and professional fees of $142,309, rental expenses of $19,679, depreciation and amortization expenses of $7,540, and expenses for professional services and compensations of $1,209,828. For the three months ended March 31, 2019, the operating expenses mainly consisted of payroll expenses of $274,880, legal and professional fees of $288,897, rental expenses of $29,568, depreciation and amortization expenses of $15,073, and expenses of new share issuance for services and compensations of $340,000. The increase in operating expenses was largely due to the increased expenses for professional services and compensations.

Net Loss

Net loss for the three months ended March 31, 2020 and 2019 were $1,818,081 and $6,873,673, respectively. Basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 were $0.03 and $0.14, respectively.

The decrease of net loss for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly due to the decreased of recognized loss from changes in fair value as a result of investment disposition.

Liquidity and Capital Resources

The Company’s financial statements for the three months ended March 31, 2020 have been prepared on a going concern basis, which assumes that the Company will be able to meet its financial obligation, working capital and capital expenditures need as and when they fall due.

As of March 31, 2020, we had working capital deficiency of $3,826,271 as compared to working capital deficiency of $4,159,067 as of December 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2020 was $540,642 as compared to $1,062,100 for the three months ended March 31, 2019. The decrease in net cash used in operating activities for the three months ended March 31, 2020 was primarily due to a decreased net loss generated in the period.

Net cash provided by financing activities for the three months ended March 31, 2020 was $574,062 as compared to $1,193,076 for the three months ended March 31, 2019. The cash provided by financing activities for the three months ended March 31, 2020 are mainly from issuing of common shares and advances from related parties.

As of March 31, 2020, our cash balance was $48,262 and our current liabilities exceed current assets by $3,826,271 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company financed its operations through loans from investors and shareholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $1,818,081 net loss attributable to the our stockholders for the period ended March 31, 2020, (2) our accumulated deficit of approximately $21,019,573 as of March 31, 2020 and (3) the fact that we had negative operating cash flows of approximately $540,642 for the period ended March 31, 2020.

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

Our cash balance as of March 31, 2020 will not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. We have several actions to implement as mentioned above. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital in the three months ended March 31, 2020 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

We believe if we are unable to obtain our resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, allowance for trade receivables and prepayments, and the fair value of our stock, the discount rate for lease, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets/liabilities.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the unaudited condensed consolidated financial statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on the company’s unaudited condensed consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, the Certifying Officers have concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were not effective due to the Company’s lack of formal documented controls and procedures applicable to all officers and directors.

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

As of March 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, the Company intends to:

●	establish and constitute an Audit Committee of the Board consisting of independent directors to, among other things, provide the necessary oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. The Company intends to add independent directors to establish a majority of independent directors on the Board at large. The Audit Committee will be constituted in accordance with its charter and will be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. The Audit Committee will meet at least once every fiscal quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. Management believes that these steps will address the lack of a functioning Audit Committee and a lack of a majority of outside directors on our Board.

●	retain additional personnel with adequate experience in the application of US GAAP and SEC reporting.

●	retain additional personnel to address the inadequate segregation of duties at the corporate and operating levels.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter in question, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 5, 2018, the Company was served a summon for a complaint filed by Ofsink, LLC (“Ofsink”) on September 13, 2018, in the Supreme Court of the City of New York County of New York against the Company. By filing the complaint, Ofsink alleged, among other claims, that the Company failed to pay for its legal services rendered in the amounts set forth on uncontested invoices in the amount of $252,822, and that it sustained damages in the sum of $252,822 plus interest and attorney’s fees as a result of the non-payment of the invoices rendered. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On December 18, 2019, Ofsink voluntarily dismissed its lawsuit against the Company without prejudice. Ofsink informed the Company that it had planned to sell a promissory note to a third party. On April 16, 2020, the Company has entered into a Settlement Agreement with Ofsink to resolve the legal dispute. Both the Company and Ofsink agreed to settle the balance in accordance with the terms of the promissory note. The matter is therefore settled.

ITEM 1A. RISK FACTORS.

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Our business will be materially adversely affected by the recent coronavirus (COVID-19) outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, a public health emergency for the United States was declared to aid the U.S. healthcare community in responding to COVID-19. The COVID-19 pandemic resulted in a widespread health crisis and have had adverse impact on the economies and financial markets worldwide, including our business. For instance, we may be unable to organize and/or host events, allow attendance at such events, or carry out other business expansion if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with vendors and service providers and would be unavailable to negotiate and complete transactions in a timely manner. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any and all of the foregoing could have a material adverse impact on its business, operating results and financial condition. Further, there can be no assurance that we would be able to secure commercial financing in the future in the event that we require additional capital. Due to the COVID-19 situation, the Company has not been able to host any planned events. Our planned Australia event which was supposed to be hosted in April 2020 was cancelled. As long as any country is not able to allow for any hosting of an event in any scale, we will not be able to penetrate into the markets as planned. As a result, this may result in no ticket sales, sponsorship or any distribution revenues. Many countries have also implemented a Work From Home (WFM) measures. In Singapore, a circuit breaker measure was introduced on April 7, 2020, amongst all things, the government requires for all the Company to have their employees to stay and work from home. As most of our operational team is based in Singapore, these measures could adversely affect our event hosting abilities and thus our ability to generate revenues and operate our business. From January 2020, countries have begun to shut its borders to foreigners. The lack of the ability to travel and conduct meetings with service providers and vendors to organize any events or planned events in the future will be affected, as a result, our business and operating results and financial condition may be materially affected by the introduced travel ban. It is possible that the outbreak will cause additional disruptions to the Company’s operations and prospects. The Company may incur additional delays, reductions in revenue and increases in expenses relating to such events outside of its control. We currently believe that our financial resources and support commitments, will be adequate to see the Company through the outbreak. However, there is no assurance the Company will be able to continue raising capital in the future, which in turn could adversely affect the Company and its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2020, the Company issued 41,600 shares of common stock at $1.53 per share for cash consideration of $70,721 net with issuance cost of $7,072. The Company also issued 637,398 shares of common stock to two individuals at $1.23 per share with total value of $784,000 to settle their outstanding balances due from the Company.

The Company also issued 987,762 shares of common stock at $1.23 per share with total value of $1,209,828 to five individuals and a third party company as payments for professional services, public relations and marketing, and employment benefits. The value of shares of common stock issued for consideration other than cash was determined by referring to the fair value of shares of common stock recently issued for cash consideration. In each case, the securities were sold in reliance upon an exemption from registration contained in Section 4(2) and rules and regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company filed on September 13, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed on March 12, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2013)

3.3	Articles of Amendment to the Company’s Articles of Incorporation filed on July 9, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014)

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed on December 1, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014).

3.5	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 7, 2011)

10.1	Sale and Transfer Agreement, dated as of December 28, 2019, by and among Rebel Group, Inc., Rodrigues Gerard Anthony, and Zuzarte Desmond Gerard (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Reporton Form 8-K filed with the SEC on January 31, 2020).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2020	Rebel Group, Inc.

	By:	/s/ Aan Yee Leong, Justin
Aan Yee Leong, Justin
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)